Form 10-Q
period 1994-03-31
CABLE TV FUND 12-A LTD
filed 1994-05-13
CIK 763657

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1994.
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.

                       Commission File Number:  0-13193


                           CABLE TV FUND 12-A, LTD.
               Exact name of registrant as specified in charter

Colorado                                                             #84-0968104
State of organization                                      I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
                    Address of principal executive office

                                (303) 792-3111
                        Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                 No
    -----                                                                  -----

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                             March 31,        December 31,
                            Assets                                              1994              1993
                                                                            ------------      ------------
CASH                                                                        $  1,082,541      $  1,610,187

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $37,494 and $49,157
  at March 31, 1994 and December 31, 1993, respectively                          495,844           492,896

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                      68,253,534        67,276,230
  Less- accumulated depreciation                                             (36,564,246)      (35,137,424)
                                                                            ------------      ------------

                                                                              31,689,288        32,138,806

Franchise costs, net of accumulated amortization
  of $19,424,617 and $19,132,967 at March 31, 1994
  and December 31, 1993, respectively                                          3,927,505         4,219,155
Subscriber lists, net of accumulated amortization
  of $11,115,407 and $11,013,590 at March 31, 1994
  and December 31, 1993, respectively                                            495,458           597,275
                                                                            ------------      ------------

        Total investment in cable  television properties                      36,112,251        36,955,236

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                  250,861           239,671
                                                                            ------------      ------------

        Total assets                                                        $ 37,941,497      $ 39,297,990
                                                                            ============      ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                              March 31,         December 31,
        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                             1994                1993
                                                                            ------------        ------------
LIABILITIES:
  Debt                                                                      $ 28,566,512        $ 29,724,530
  Accounts payable-
    Trade                                                                         84,728              36,877
    General Partner                                                              197,353             220,722
  Accrued liabilities                                                            812,249           1,109,852
  Subscriber prepayments                                                         164,389             175,959
                                                                            ------------        ------------

                Total liabilities                                             29,825,231          31,267,940
                                                                            ------------        ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                            1,000               1,000
    Accumulated deficit                                                         (367,346)           (368,208)
                                                                            ------------        ------------

                                                                                (366,346)           (367,208)
                                                                            ------------        ------------

  Limited Partners-
    Net contributed capital (104,000 units
      outstanding at March 31, 1994 and
      December 31, 1993)                                                      44,619,655          44,619,655
    Accumulated deficit                                                      (36,137,043)        (36,222,397)
                                                                            ------------        ------------

                                                                               8,482,612           8,397,258
                                                                            ------------        ------------

                Total liabilities and partners' capital (deficit)           $ 37,941,497        $ 39,297,990
                                                                            ============        ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                             For the Three Months Ended
                                                                                     March 31,
                                                                            ----------------------------
                                                                               1994             1993
                                                                            ----------        ----------
REVENUES                                                                    $7,300,740        $7,281,996

COSTS AND EXPENSES:
  Operating, general and administrative                                      4,080,260         4,081,368
  Management fees and allocated overhead from
    General Partner                                                            931,063           828,715
  Depreciation and amortization                                              1,820,290         1,974,266
                                                                            ----------        ----------

OPERATING INCOME                                                               469,127           397,647
                                                                            ----------        ----------

OTHER INCOME (EXPENSE):
  Interest expense                                                            (371,400)         (426,465)
  Other, net                                                                   (11,511)          (10,736)
                                                                            ----------        ----------
        Total other income
          (expense), net                                                      (382,911)         (437,201)
                                                                            ----------        ----------

NET INCOME (LOSS)                                                           $   86,216        $  (39,554)
                                                                            ==========        ==========
ALLOCATION OF NET INCOME (LOSS):
  General Partner                                                           $      862        $     (396)
                                                                            ==========        ==========

  Limited Partners                                                          $   85,354        $  (39,158)
                                                                            ==========        ==========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                              $      .82        $     (.38)
                                                                            ==========        ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                104,000           104,000
                                                                            ==========        ==========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                          For the Three Months Ended
                                                                                   March 31,
                                                                          ---------------------------
                                                                              1994           1993
                                                                          ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                         $     86,216    $   (39,554)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                                            1,820,290      1,974,266
    Amortization of interest rate protection
      contract                                                                  12,501         12,489
    Decrease in amount due General Partner                                     (23,369)      (106,031)
    Decrease (increase) in trade receivables                                    (2,949)        31,228
    Increase in deposits, prepaid expenses
      and deferred charges                                                     (23,690)       (36,311)
    Decrease in trade accounts payable, accrued
      liabilities and subscriber prepayments                                  (261,323)      (594,305)
                                                                          ------------    -----------

Net cash provided by operating activities                                    1,607,676      1,241,782
                                                                          ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                                       (977,304)      (692,292)
                                                                          ------------    -----------

Net cash used in investing activities                                         (977,304)      (692,292)
                                                                          ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                        46,448           -
Repayment of debt                                                           (1,204,466)      (782,287)
Purchase of interest rate protection contract                                     -          (150,000)
                                                                          ------------    -----------

Net cash used in financing activities                                       (1,158,018)      (932,287)
                                                                          ------------    -----------

Decrease in cash                                                              (527,646)      (382,797)

Cash, beginning of period                                                    1,610,187      1,599,111
                                                                          ------------    -----------

Cash, end of period                                                       $  1,082,541    $ 1,216,314
                                                                          ============    ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                           $    383,617    $   562,157
                                                                          ============    ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A (the "Partnership") at March 31, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

        The Partnership owns and operates the cable television systems serving areas in and around Fort Myers, Florida, Lake County, Illinois, Orland Park, Illinois and Park Forest, Illinois.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1994 and 1993 were $365,037 and $364,100, respectively.

        The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues and/or the cost of assets managed for the Partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1994 and 1993 were $566,026 and $464,615, respectively.

                              CABLE TV FUND 12-A
                            (A Limited Partnership)

       MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

        Capital expenditures totalled approximately $977,000 during the first three months of 1994. Approximately 46 percent of these expenditures related to rebuild and upgrade projects in the Partnership's systems. Approximately 27 percent of these expenditures related to the construction of service drops to subscribers' homes and approximately 7 percent of the expenditures related to the construction of new cable plant. The remaining expenditures were used for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash generated from operations. Anticipated capital expenditures for the remainder of 1994 are approximately $3,791,000. Approximately 58 percent of these remaining expenditures is expected to be used for rebuild and upgrade projects in all of the Partnership's systems. Approximately 18 percent will be used for the construction of service drops to subscribers' homes, and approximately 8 percent is expected to be used to continue construction of new cable plant. The remainder of the anticipated expenditures is expected to be used for various enhancements in all of the Partnership's systems. Funding for these expenditures is expected to be provided by cash flow of the Partnership. The level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the FCC's further rulemaking regarding the 1992 Cable Act on February 22, 1994, and the Partnership's liquidity position.

        During March 1990, the General Partner renegotiated the Partnership's $35,000,000 credit facility, extending the revolving credit period to June 30, 1992, at which time the then-outstanding balance of $34,000,000 converted to a term loan. The term loan is payable in 20 consecutive quarterly installments that commenced on September 30, 1992. At March 31, 1994, $28,375,000 was outstanding under this term loan. Installments paid during the first quarter of 1994 totalled $1,125,000. Payments due for the remainder of 1994 total $3,375,000. The General Partner is currently negotiating to reduce amortization payments in order to provide liquidity for capital expenditures. Generally, interest payable on amounts borrowed under the term loan is at the Partnership's option of prime plus 1/2 percent or a fixed rate defined as the CD rate plus 1-1/4 percent or the Euro-Rate plus 1-1/4 percent. The effective interest rates on outstanding obligations as of March 31, 1994 and 1993 were 4.69 percent and
4.5 percent, respectively. In January 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $15,000,000. The Partnership paid a fee of $150,000. The agreement protects the Partnership from interest rates that exceed 7 percent for three years from the date of the agreement. The Partnership is charging the fee to interest expense over the life of the agreement.

        Subject to regulatory matters discussed below and assuming successful renegotiation of the credit facility, the General Partner believes that the Partnership has sufficient sources of capital from cash on hand and cash generated from operations to meet its presently anticipated needs.

Regulatory Matters

        Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned and managed by the Partnership, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

        Based on the General Partner's assessment of the FCC's rulemakings concerning rate regulation under the 1992 Cable Act, the Partnership reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization, however the decrease is not as severe as originally anticipated. On February 22, 1994, the FCC announced a further rulemaking which could reduce rates further. The new rate regulations, which were released in March 1994, will be effective on May 15,

1994. However, the rules provide for a deferral of refund liability for 60 days under certain conditions, effectively making the rules effective on July 14, 1994. The new rate regulations will likely require further reductions in rates in most of the Partnership's systems. The General Partner has not yet been able to quantify the impact of the new rate regulations, but it believes that the new rate regulations will have a negative effect on revenues and operating income before depreciation and amortization. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

        The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations"), which do not elect mandatory carriage, commercial radio stations and, in some instances, low-power television stations carried by cable systems.

        The retransmission consent rules went into effect on October 6, 1993. Throughout all cable television systems owned by the Partnership no television stations withheld their consent to retransmission of their signal. Certain other broadcast signals are being carried pursuant to extensions, and the General Partner expects to finally conclude retransmission consent negotiations with those remaining stations without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a negative effect on the system.

        There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision has been appealed directly to the United States Supreme Court and a decision is expected in the next several months. Appeals have been filed in the Federal appellate court challenging the validity of the FCC's retransmission consent rules.

                             RESULTS OF OPERATIONS

        Revenues of the Partnership increased $18,744, or less than 1 percent, from $7,281,996 for the first quarter of 1993 to $7,300,740 for the comparable 1994 period. Advertising sales revenue primarily accounted for the increase in revenue. The Partnership has added approximately 2,700 basic subscribers since March 31, 1993, an increase of 4 percent. Basic subscribers totalled 66,688 at March 31, 1993 compared to 69,426 at March 31, 1994. These increases in revenues were offset by a reduction in revenues caused by the reduction in basic rates due to new basic rate regulations issued by the FCC in May 1993 with which Fund 12-A complied effective September 1, 1993. In addition, on February 22, 1994, the FCC announced a further rulemaking which could reduce rates further.

        Operating, general and administrative expenses decreased $1,108, or less than 1 percent, from $4,081,368 for the first quarter of 1993 to $4,080,260 for the comparable period in 1994. Operating, general and administrative expense represented 56 percent of revenue for the first quarters of 1994 and 1993. Increases in programming fees and advertising sales expense were offset by decreases in copyright fees, marketing related expense, plant related expense and bad debt expense. No other individual factor was significant to the decrease in operating, general and administrative expense.

Management fees and allocated overhead from the General Partner increased $102,348, or approximately 12 percent, from $828,715 for the first three months of 1993 to $931,063 for the comparable 1994 period. This increase was due primarily to an increase in allocated expenses from the General Partner. Depreciation and amortization expense decreased $153,976, or approximately 8 percent, from $1,974,266 for the first three months of 1993 to $1,820,290 for the comparable 1994 period due to the maturation of the Partnership's asset base.

        Operating income increased $71,480, or approximately 18 percent, from $397,647 in 1993 to $469,127 in 1994. This was due primarily to the decrease in depreciation and amortization expense. Operating income before depreciation and amortization decreased $82,496, or approximately 3 percent, from $2,371,913 for the three months ended March 31, 1993 to $2,289,417 for the similar period in 1994. This decrease is due to the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner exceeding the increase in revenues.

        Interest expense decreased $55,065, or approximately 13 percent, from $426,465 for the first quarter of 1993 to $371,400 for the comparable 1994 period. This decrease is due to lower outstanding balances on interest bearing obligations. The Partnership recorded net income of $86,216 for the first quarter of 1994 compared to a net loss of $39,554 for the comparable 1993 period. The change is due primarily to the increase in operating income and the decrease in interest expense.

                          Part II - OTHER INFORMATION

NONE

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CABLE TV FUND 12-A
                                           BY:  JONES INTERCABLE, INC.
                                                General Partner



                                           By:  /s/ KEVIN P. COYLE
                                                Kevin P. Coyle
                                                Group Vice President/Finance
                                                (Principal Financial Officer)

Dated:  May 13, 1994