Form 10-Q
period 1994-06-30
CABLE TV FUND 12-A LTD
filed 1994-08-10
CIK 763657

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1994.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________.

                        Commission File Number:  0-13193


                            CABLE TV FUND 12-A, LTD
- - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                             #84-0968104
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office

                                   (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                 No
     ---                                                                   ---

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                              June 30,             December 31,
                                                                               1994                    1993
                                                                           ------------            ------------
                     ASSETS
                     ------
CASH                                                                       $    801,620            $  1,610,187

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $34,139 and $49,157
  at June 30, 1994 and December 31, 1993,
  respectively                                                                  581,278                 492,896

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                     69,476,935              67,276,230
  Less- accumulated depreciation                                            (37,961,345)            (35,137,424)
                                                                           ------------            ------------

                                                                             31,515,590              32,138,806

  Franchise costs, net of accumulated amortization
    of $19,706,975 and $19,132,967 at June 30, 1994
    and December 31, 1993, respectively                                       3,645,147               4,219,155
  Subscriber lists, net of accumulated amortization
    of $11,218,451 and $11,013,590 at June 30, 1994
    and December 31, 1993, respectively                                         392,414                 597,275
                                                                           ------------            ------------

         Total investment in cable
           television properties                                             35,553,151              36,955,236

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                 202,082                 239,671
                                                                           ------------            ------------

         Total assets                                                      $ 37,138,131            $ 39,297,990
                                                                           ============            ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                         June 30,              December 31,
                                                                           1994                   1993
                                                                       ------------            ------------
        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
        -------------------------------------------
LIABILITIES:
  Debt                                                                 $ 27,460,832            $ 29,724,530
  Accounts payable-
    Trade                                                                    64,650                  36,877
    General Partner                                                         551,180                 220,722
  Accrued liabilities                                                     1,036,870               1,109,852
  Subscriber prepayments                                                    165,386                 175,959
                                                                       ------------            ------------

         Total liabilities                                               29,278,918              31,267,940
                                                                       ------------            ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                       1,000                   1,000
    Accumulated deficit                                                    (369,916)               (368,208)
                                                                       ------------            ------------

                                                                           (368,916)               (367,208)
                                                                       ------------            ------------

  Limited Partners-
    Net contributed capital (104,000 units
      outstanding at June 30, 1994 and
      December 31, 1993)                                                 44,619,655              44,619,655
    Accumulated deficit                                                 (36,391,526)            (36,222,397)
                                                                       ------------            ------------

                                                                          8,228,129               8,397,258
                                                                       ------------            ------------
         Total liabilities and
           partners' capital (deficit)                                 $ 37,138,131            $ 39,297,990
                                                                       ============            ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                           For the Three Months Ended                   For the Six Months Ended
                                                    June 30,                                   June 30,
                                          ----------------------------             --------------------------------
                                             1994              1993                    1994                 1993
                                          ----------       -----------             -----------          -----------
REVENUES                                  $7,303,783       $ 7,411,011             $14,604,523          $14,693,007

COSTS AND EXPENSES:
  Operating, general
    and administrative                     4,369,805         4,189,164               8,450,065            8,270,532
  Management fees and
    allocated overhead
    from General Partner                     919,044           849,346               1,850,107            1,678,061
  Depreciation and
    amortization                           1,782,501         1,968,870               3,602,791            3,965,271
                                          ----------       -----------             -----------          -----------

OPERATING INCOME                             232,433           403,631                 701,560              779,143
                                          ----------       -----------             -----------          -----------

OTHER INCOME (EXPENSE):
  Interest expense                          (425,779)         (379,747)               (797,179)            (806,212)
  Other, net                                 (63,707)           14,511                 (75,218)              25,910
                                          ----------       -----------             -----------          -----------

         Total other income
           (expense), net                   (489,486)         (365,236)               (872,397)            (780,302)
                                          ----------       -----------             -----------          -----------

NET INCOME (LOSS)                         $ (257,053)      $    38,395             $  (170,837)         $    (1,159)
                                          ==========       ===========             ===========          ===========

ALLOCATION OF NET
  INCOME (LOSS):
  General Partner                         $   (2,571)      $       384             $    (1,708)         $       (12)
                                          ==========       ===========             ===========          ===========

  Limited Partners                        $ (254,482)      $    38,011             $  (169,129)         $    (1,147)
                                          ==========       ===========             ===========          ===========

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT                $    (2.45)      $       .37             $     (1.63)         $      (.01)
                                          ==========       ===========             ===========          ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                          104,000           104,000                 104,000              104,000
                                          ==========       ===========             ===========          ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                             For the Six Months Ended
                                                                                     June 30,
                                                                         -------------------------------
                                                                             1994               1993
                                                                         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $  (170,837)        $    (1,159)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                                          3,602,791           3,965,271
    Amortization of interest rate protection
      contract                                                                25,002              24,990
    Increase in trade receivables                                            (88,383)            (91,234)
    Decrease (increase) in deposits, prepaid expenses and
      deferred charges                                                        12,588            (232,858)
    Increase (decrease) in amount due General Partner                        330,458            (259,868)
    Decrease in trade accounts payable,
      accrued liabilities and subscriber prepayments                         (55,783)           (413,302)
                                                                         -----------         -----------

         Net cash provided by operating activities                         3,655,836           2,991,840
                                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                 (2,200,705)         (1,445,674)
                                                                         -----------         -----------

         Net cash used in investing activities                            (2,200,705)         (1,445,674)
                                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                    49,816              17,615
  Repayment of debt                                                       (2,313,514)         (1,565,104)
                                                                         -----------         -----------

         Net cash used in financing activities                            (2,263,698)         (1,547,489)
                                                                         -----------         -----------

Decrease in cash                                                            (808,567)             (1,323)

Cash, beginning of period                                                  1,610,187           1,599,111
                                                                         -----------         -----------

Cash, end of period                                                      $   801,620         $ 1,597,788
                                                                         ===========         ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                          $   780,777         $   955,560
                                                                         ===========         ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A (the "Partnership") at June 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and six month periods ended June 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television systems serving areas in and around Fort Myers, Florida, Lake County, Illinois, Orland Park, Illinois and Park Forest, Illinois.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1994 were $365,189 and $730,226, respectively, as compared to $370,551 and $734,650, respectively, for the similar 1993 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues and/or the cost of assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1994 were $553,855 and $1,119,881, respectively, as compared to $478,795 and $943,411, respectively, for the similar 1993 periods.

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         Capital expenditures totalled approximately $2,200,000 during the first six months of 1994. Approximately 32 percent of these expenditures related to the construction of service drops to subscribers' homes. Approximately 22 percent of the expenditures related to the construction of new cable plant. The remaining expenditures were used for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash generated from operations. Budgeted capital expenditures for the remainder of 1994 are approximately $2,575,000. Approximately 43 percent is for the construction of new cable plant. Approximately 11 percent will be used for the construction of service drops to subscriber's homes. The remainder of the anticipated expenditures is expected to be used for various enhancements and rebuild projects in all of the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations. The level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the recent adoption of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 cable act"), and the rules and regulations adopted in connection with such legislation, and the Partnership's liquidity position.

         At June 30, 1992, the then-outstanding balance of $34,000,000 on the Partnership's $35,000,000 credit facility converted to a term loan. The term loan is payable in 20 consecutive quarterly installments that commenced on September 30, 1992. At June 30, 1994, $27,250,000 was outstanding under this term loan. Installments paid during the first and second quarters of 1994 totalled $2,250,000. Payments due for the remainder of 1994 total $2,250,000. The General Partner is currently negotiating to reduce amortization payments in order to provide liquidity for capital expenditures. Generally, interest payable on amounts borrowed under the term loan is at the Partnership's option of prime plus 1/2 percent or a fixed rate defined as the CD rate plus 1-1/4 percent or the Euro-Rate plus 1-1/4 percent. The effective interest rates on outstanding obligations as of June 30, 1994 and 1993 were 5.82 percent and 4.57 percent, respectively. In January 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $15,000,000. The Partnership paid a fee of $150,000. The agreement protects the Partnership from a three month LIBOR interest rate that exceeds 7 percent for three years from the date of the agreement.

         Subject to regulatory matters discussed below, and assuming successful renegotiation of the credit facility, the General Partner believes that the Partnership has sufficient sources of capital from cash on hand and cash generated from operations to meet its presently anticipated needs.

Regulatory Matters

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers. To the extent that such reductions are not mitigated the values of the Partnership's systems, which are calculated based on cash flow, could be adversely impacted.

         On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with regard to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost- of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no change in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the credit necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. The FCC also proposed adopting a productivity factor to be offset against future inflation increases to be applied regardless of which form of regulation is used, cost of service or benchmark regulation. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The Partnership has elected to file cost-of-service showings in its Fort Myers, Florida and Orland park, Illinois systems. The Partnership complied with the new benchmark regulations and reduced rates in the Lake County, Illinois system. As a result, the annualized reduction of operating income before depreciation and amortization is $250,000, or approximately 3 percent. In the systems electing cost-of-service, the General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization. The Partnership will continue its efforts to mitigate the effect of rate reductions.

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

         The retransmission consent rules went into effect on October 6, 1993. In the cable television system owned by the Partnership no television stations withheld their consent to retransmission of their signal. Certain broadcast signals are being carried pursuant to extensions, and the General Partner expects to finally conclude retransmission consent negotiations with those remaining stations without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative effect on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a negative effect on the system.

         There have been several lawsuits filed by cable operators and programmers in federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulation, commercial leased channels and public-educational-governmental access channels. On April 8, 1993, a three-judge federal district court panel upheld the validity of the mandatory signal carriage requirements established by the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

                             RESULTS OF OPERATIONS

         Revenues of the Partnership decreased $107,228, or approximately 1 percent, from $7,411,011 for the three month period ended June 30, 1993 to $7,303,783 for the comparable 1994 period. Revenues of the Partnership decreased $88,484, or less than 1 percent, from $14,693,007 for the first six months of 1993 to $14,604,523 for the comparable 1994 period. The decrease in revenue was caused by the reduction in basic rates due to new basic rate regulations issued by the FCC in May 1993, with which Fund 12-A complied effective September 1, 1993. The decrease in revenues due to rate reductions was offset, in part, by increases in subscribers. The Partnership has added approximately 3,400 basic subscribers since June 30, 1993, an increase of 5 percent. Basic subscribers totalled 63,715 at June 30, 1993, compared to 67,103 at June 30, 1994.

         Operating, general and administrative expense increased $180,641, or approximately 4 percent, from $4,189,164 for the three months ended June 30, 1993 to $4,369,805 for the comparable 1994 period. This expense represented 60 percent of revenue for the second quarter of 1994 compared to 57 percent for the similar 1993 period. This increase is due primarily to increases in programming expense and personnel expense. Operating, general and administrative expense increased $179,533, or approximately 2 percent, from $8,270,532 for the six months ended June 30, 1993 to $8,450,065 for the comparable 1994 period. This expense represented 58 percent of revenue for the six month period ended June 30, 1994 compared to 56 percent for the similar 1993 period. Programming fees primarily accounted for the increase in expense and was due in part to the increase in the subscriber base. Advertising sales expense accounted for approximately 20 percent to the increase in expense. Management fees and allocated overhead from the General Partner increased $69,698, or approximately 8 percent, from $849,346 for the three month period ended June 30, 1993 to $919,044 for the comparable 1994 period. Management fees and allocated overhead from the General Partner increased $172,046, or approximately 10 percent, from $1,678,061 for the six month period ended June 30, 1993 to $1,850,107 for the comparable 1994 period. These increases were due to an increase in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs.

         Depreciation and amortization expense decreased $186,369, or approximately 9 percent, from $1,968,870 for the three month period ended June 30, 1993 to $1,782,501 for the similar 1994 period. Depreciation and amortization decreased $362,480, or approximately 9 percent, from $3,965,271 for the six month period ended June 30, 1993 to $3,602,791 for the similar 1994 period. These decreases are due to the maturation of the Partnership's asset base.

         Operating income decreased $171,198, or approximately 42 percent, from $403,631 for the three months ended June 30, 1993 to $232,433 for 1994. For the six month periods, operating income decreased $77,583, or approximately 10 percent, from $779,143 in 1993 to $701,560 in 1994. These decreases are due to the decreases in revenue as well as the increases in operating, general and administrative expense and management fees and allocated overhead from the General Partner exceeding the decrease in depreciation and amortization expense. Operating income before depreciation and amortization decreased $357,567, or 15 percent, from $2,372,501 to $2,014,934 and $440,063, or 9 percent, from $4,744,414 to $4,304,351, respectively, for the three and six month periods ending June 30, 1993 as compared to 1994. These decreases are due to the decrease in revenues and the increases in operating, general and administrative expenses and allocated overhead from the General Partner. The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to decrease. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to decrease. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as costs incurred by the General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Parternship and the General Partner incur cost increases due to, among other things, programming fees, reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments; (b) new service offerings; (c) product re-marketing and re-packaging and (d) targeted non-subscriber acquisition marketing.

         Interest expense increased $46,032, or approximately 12 percent, from $379,747 for the three month period ended June 30, 1993 to $425,779 for the comparable 1994 period due to higher effective interest rates on interest bearing obligations. Interest expense decreased $9,033, or approximately 1 percent, from $806,212 for the six month period ended June 30, 1993 to $797,179 for the comparable 1994 period. The decrease for the six month period is due to lower outstanding balances on interest bearing obligations and was offset, in part, by higher effective interest rates. Net loss of $257,053 was recorded for the three month period ended June 30, 1994, compared to net income of $38,395 for the similar 1993 period. Net loss increased $169,678 from $1,159 for the six month period ended June 30, 1993 to $170,837 for the comparable 1994 period. These increases in net loss are due to the factors discussed above.

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



Dated:  August 10, 1994