Form 10-Q
period 1994-09-30
CABLE TV FUND 12-A LTD
filed 1994-11-10
CIK 763657

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1994.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________________ to _____________________.

                        Commission File Number:  0-13193


                           CABLE TV FUND 12-A, LTD.
- - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

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

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                 September 30,          December 31,
                 ASSETS                                                              1994                   1993
                 ------                                                          ------------           ------------
CASH                                                                             $    442,541           $  1,610,187

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $28,829 and $49,157
  at September 30, 1994 and December 31, 1993,
  respectively                                                                        321,366                492,896

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                           70,944,082             67,276,230
  Less- accumulated depreciation                                                  (39,345,285)            35,137,424
                                                                                 ------------           ------------

                                                                                   31,598,797            (32,138,806)

  Franchise costs, net of accumulated
    amortization of $19,919,264 and $19,132,967
    at September 30, 1994 and December 31, 1993,
    respectively                                                                    3,432,858              4,219,155
  Subscriber lists, net of accumulated
    amortization of $11,311,690 and $11,013,590
    at September 30, 1994 and December 31, 1993,
    respectively                                                                      299,175                597,275
                                                                                 ------------           ------------

                 Total investment in cable television properties                   35,330,830             36,955,236

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                       212,047                239,671
                                                                                 ------------           ------------

                 Total assets                                                    $ 36,306,784           $ 39,297,990
                                                                                 ============           ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                              September 30,             December 31,
             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                          1994                      1993
             -------------------------------------------                      ------------              ------------
LIABILITIES:
  Debt                                                                        $ 26,298,501              $ 29,724,530
  Accounts payable-
    Trade                                                                            4,705                    36,877
    General Partner                                                              1,235,497                   220,722
  Accrued liabilities                                                            1,003,063                 1,109,852
  Subscriber prepayments                                                           129,376                   175,959
                                                                              ------------              ------------

                 Total liabilities                                              28,671,142                31,267,940
                                                                              ------------              ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                              1,000                     1,000
    Accumulated deficit                                                           (372,152)                 (368,208)
                                                                              ------------              ------------

                                                                                  (371,152)                 (367,208)
                                                                              ------------              ------------

  Limited Partners-
    Net contributed capital (104,000 units
      outstanding at September 30, 1994 and
      December 31, 1993)                                                        44,619,655                44,619,655
    Accumulated deficit                                                        (36,612,861)              (36,222,397)
                                                                              ------------              ------------

                                                                                 8,006,794                 8,397,258
                                                                              ------------              ------------
                 Total liabilities and
                   partners' capital (deficit)                                $ 36,306,784              $ 39,297,990
                                                                              ============              ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                      For the Three Months Ended        For the Nine Months Ended
                                                             September 30,                    September 30,
                                                     -----------------------------    -----------------------------

                                                        1994              1993            1994             1993
                                                     ----------        -----------    -----------       -----------
REVENUES                                             $7,209,550        $ 7,181,048    $21,814,073       $21,874,055

COSTS AND EXPENSES:
  Operating, general
    and administrative                                4,394,735          4,037,440     12,844,800        12,307,972
  Management fees and
    allocated overhead
    from General Partner                                863,600            844,679      2,713,707         2,522,740
  Depreciation and
    amortization                                      1,690,755          1,972,382      5,293,546         5,937,653
                                                     ----------        -----------    -----------       -----------

OPERATING INCOME                                        260,460            326,547        962,020         1,105,690
                                                     ----------        -----------    -----------       -----------

OTHER INCOME (EXPENSE):
  Interest expense                                     (413,595)          (379,777)    (1,210,774)       (1,185,989)
  Other, net                                            (70,436)            16,425       (145,654)           42,335
                                                     ----------        -----------    -----------       -----------

         Total other income
           (expense), net                              (484,031)          (363,352)    (1,356,428)       (1,143,654)
                                                     ----------        -----------    -----------       -----------

NET LOSS                                             $ (223,571)       $   (36,805)   $  (394,408)      $   (37,964)
                                                     ==========        ===========    ===========       ===========

ALLOCATION OF NET LOSS:
  General Partner                                    $   (2,236)       $      (368)   $    (3,944)      $      (380)
                                                     ==========        ===========    ===========       ===========

  Limited Partners                                   $ (221,335)       $   (36,437)   $  (390,464)      $   (37,584)
                                                     ==========        ===========    ===========       ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                   $    (2.13)       $      (.35)   $     (3.76)      $      (.36)
                                                     ==========        ===========    ===========       ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                     104,000            104,000        104,000           104,000
                                                     ==========        ===========    ===========       ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                     For the Nine Months Ended
                                                                                               September 30,
                                                                             ----------------------------------------

                                                                                    1994                   1993
                                                                             -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $  (394,408)             $  (37,964)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                             5,293,546               5,937,653
      Amortization of interest rate protection
        contract                                                                   37,503                  37,491
      Decrease (increase) in trade receivables                                    171,530                (503,438)
      Increase in deposits, prepaid expenses and
        deferred charges                                                          (11,167)               (231,303)
      Increase (decrease) in amount due General Partner                         1,014,775                (261,348)
      Decrease in trade accounts payable,
        accrued liabilities and subscriber prepayments                           (185,544)               (453,394)
                                                                              -----------              ----------

         Net cash provided by operating activities                              5,926,235               4,487,697
                                                                              -----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                      (3,667,852)             (2,512,302)
                                                                              -----------              ----------

         Net cash used in investing activities                                 (3,667,852)             (2,512,302)
                                                                              -----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                         49,816                  46,448
  Repayment of debt                                                            (3,475,845)             (2,350,388)
                                                                              -----------              ----------

         Net cash used in financing activities                                 (3,426,029)             (2,303,940)
                                                                              -----------              ----------

Decrease in cash                                                               (1,167,646)               (328,545)

Cash, beginning of period                                                       1,610,187               1,599,111
                                                                              -----------              ----------

Cash, end of period                                                           $   442,541              $1,270,566
                                                                              ===========              ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                               $ 1,220,742              $1,332,893
                                                                              ===========              ==========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A (the "Partnership") at September 30, 1994 and December 31, 1993 and its Statements of Operations and Cash Flows for the three and nine month periods ended September 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

          The Partnership owns and operates the cable television systems serving areas in and around Fort Myers, Florida, Lake County, Illinois, Orland Park, Illinois and Park Forest, Illinois.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1994 were $360,478 and $1,090,704, respectively, as compared to $359,052 and $1,093,703, respectively, for the similar 1993 periods.

          The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs were allocated based on revenues and/or the cost of assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1994 were $503,122 and $1,623,003, respectively, as compared to $485,627 and $1,429,037, respectively, for the similar 1993 periods.

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

          Capital expenditures totalled approximately $3,700,000 during the first nine months of 1994. Approximately 30 percent of these expenditures related to the construction of new cable plant. Approximately 26 percent of these expenditures related to the construction of service drops to subscribers' homes. The remaining expenditures were used for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash generated from operations and advances from the General Partner. Anticipated capital expenditures for the remainder of 1994 are approximately $1,075,000. Approximately 29 percent is expected to be used to continue the construction of new cable plant. The remainder of the expenditures is expected to be for various enhancements and rebuild projects in all of the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations. The actual level of capital expenditures will depend, in part, upon the General Partner's determination as to the proper scope and timing of such expenditures in light of the adoption of the 1992 Cable Act, and the rules and regulations adopted in connection with such legislation, and the Partnership's ability to renegotiate its credit facility to reduce amortization payments.

          At June 30, 1992, the then-outstanding balance of $34,000,000 on the Partnership's $35,000,000 credit facility converted to a term loan. The term loan is payable in 20 consecutive quarterly installments that commenced on September 30, 1992. At September 30, 1994, $26,125,000 was outstanding under this term loan. Installments paid during the first three quarters of 1994 totalled $3,375,000. Payments due for the remainder of 1994 total $1,125,000. The General Partner is currently negotiating to reduce amortization payments in order to provide liquidity for capital expenditures. Generally, interest payable on amounts borrowed under the term loan is at the Partnership's option of prime plus 1/2 percent, or a fixed rate defined as the CD rate plus 1-1/4 percent or the Euro-Rate plus 1-1/4 percent. The effective interest rates on outstanding obligations as of September 30, 1994 and 1993 were 6.25 percent and
4.44 percent, respectively. In January 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $15,000,000. The Partnership paid a fee of $150,000. The agreement protects the Partnership from a three month LIBOR interest rate that exceeds 7 percent for three years from the date of the agreement.

          Subject to Regulation and Legislation as discussed below, and assuming successful renegotiation of the credit facility of which there can be no assurance, the General Partner believes that the Partnership has sufficient sources of capital from cash on hand and cash generated from operations to meet its presently anticipated needs.

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

         In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993. These initial reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner undertook actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC, adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with regard to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no change in their rates and did not restructure service offerings between May 15, 1994 and July 14, 1994.

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

         After analyzing the effect of the two methods of rate regulation, the General Partner concluded that the Partnership should elect to file cost-of-service showings in its Fort Myers, Florida and Orland Park, Illinois systems and the Partnership should comply with the benchmark regulations in the Lake County, Illinois system. In the systems electing cost-of-service, the General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations. The Partnership complied with the new benchmark regulations and reduced rates in the Lake County, Illinois system. As a result, the annualized reduction of operating income before depreciation and amortization is $250,000, or approximately 3 percent. The Partnership will continue its efforts to mitigate the effect of rate reductions.

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

                             RESULTS OF OPERATIONS

          Revenues of the Partnership increased $28,502, or less than 1 percent, from $7,181,048 for the three month period ended September 30, 1993 to $7,209,550 for the comparable 1994 period due primarily to an increase in advertising revenue. Revenues of the Partnership decreased $59,982, or less than 1 percent, from $21,874,055 for the first nine months of 1993 to $21,814,073 for the comparable 1994 period. The decrease in revenue was caused by the reduction in basic rates due to new basic rate regulations issued by the FCC in regard to the 1992 Cable Act. The decrease in revenues due to rate reductions was offset, in part, by increases in subscribers. The Partnership has added 4,251 basic subscribers since September 30, 1993, an increase of approximately 7 percent. Basic subscribers totalled 63,694 at September 30, 1993, compared to 67,945 at September 30, 1994.

          Operating, general and administrative expense increased $357,295, or approximately 9 percent, from $4,037,440 for the three months ended September 30, 1993 to $4,394,735 for the comparable 1994 period. This expense represented 61 percent of revenue for the third quarter of 1994 compared to 56 percent for the similar 1993 period. Programming fees accounted for approximately 47 percent of the increases in expense and personnel related expense contributed approximately 32 percent to the increase in expense. Operating, general and administrative expense increased $536,828, or approximately 4 percent, from $12,307,972 for the nine months ended September 30, 1993 to $12,844,800 for the comparable 1994 period. This expense represented 59 percent of revenue for the nine months ended September 30, 1994, compared to 56 percent for the similar 1993 period. Programming fees accounted for approximately 63 percent of the increase in expense and was due in part to the increase in the subscriber base. In addition, increases in personnel, marketing and advertising expenses were partially offset by decreases in plant related and copyright expenses. Management fees and allocated overhead from the General Partner increased $18,921, or approximately 2 percent, from $844,679 for the three month period ended September 30, 1993 to $863,600 for the comparable 1994 period. Management fees and allocated overhead from the General Partner increased $190,967, or approximately 8 percent, from $2,522,740 for the nine month period ended September 30, 1993 to $2,713,707 for the comparable 1994 period. These increases were due to an increase in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs.

          Depreciation and amortization expense decreased $281,627, or approximately 14 percent, from $1,972,382 for the three month period ended September 30, 1993 to $1,690,755 for the similar 1994 period. Depreciation and amortization expense decreased $644,107, or approximately 11 percent, from $5,937,653 for the nine month period ended September 30, 1993 to $5,293,546 for the similar 1994 period. These decreases are due to the maturation of the Partnership's asset base.

          Operating income decreased $66,087, or 20 percent, from $326,547 for the three month period ended September 30, 1993 to $260,460 for 1994. For the nine month periods, operating income decreased $143,670, or 13 percent, from $1,105,690 in 1993 to $962,020 in 1994. These decreases are due to the increases in operating, general and administrative expense and allocated overhead from the General Partner. Operating income before depreciation and amortization decreased $347,714, or 15 percent from $2,298,929 to $1,951,215, and $787,777, or 11 percent, from $7,043,343 to $6,255,566, respectively, for the three and nine month periods ending September 30, 1993 and 1994. These decreases are due to the increases in operating, general and administrative expenses and allocated overhead from the General Partner.

          The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to decrease. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to decrease. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as costs incurred by the General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments,
(b) new service offerings, (c) product re-marketing and re-packaging and (d) marketing efforts targeted at non-subscribers.

          Interest expense increased $33,818, or approximately 9 percent, from $379,777 for the three month period ended September 30, 1993 to $413,595 for the comparable 1994 period and $24,785, or approximately 2 percent, from $1,185,989 for the nine month period ended September 30, 1993 to $1,210,774 for the comparable 1994 period. These increases are due to higher effective interest rates on interest bearing obligations.

          Net loss increased $186,766, from $36,805 for the three month period ended September 30, 1993 to $223,571 for the similar 1994 period. Net loss increased $356,444, from $37,964 for the nine month period ended September 30, 1993 to $394,408 for the comparable 1994 period. These increases in net loss are due to the factors discussed above.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

         a)      Exhibits

                 27)      Financial Data Schedule

         b)      Reports on Form 8-K

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


                                             CABLE TV FUND 12-A
                                             BY: JONES INTERCABLE, INC.
                                                 General Partner



                                             By:  /S/ Kevin P. Coyle
                                                  Kevin P. Coyle
                                                  Group Vice President/Finance
                                                  (Principal Financial Officer)




Dated:  November 10, 1994

                              INDEX TO EXHIBITS



                                                      SEQUENTIALLY
EXHIBIT                                                 NUMBERED
NUMBER              DESCRIPTION                           PAGE
- - -------             -----------                       ------------
  27             Financial Data Schedule