Form 10-K405
period 1994-12-31
CABLE TV FUND 12-A LTD
filed 1995-03-22
CIK 763657

                                 FORM 10-K 405
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from __________ to __________

Commission file number:               0-13193

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
             (Exact name of registrant as specified in its charter)

       Colorado                                                                 84-0968104
       --------                                                                 ----------
(State of Organization)                                             (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309                                 (303) 792-3111
- ---------------------------------------------                                 --------------
(Address of principal executive office and Zip Code)         (Registrant's telephone no. including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                         Limited Partnership Interests

Indicate by check mark whether the registrants, (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

            Yes       x                               No
                    -----                                      -----

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.     x
                                      -----



                   DOCUMENTS INCORPORATED BY REFERENCE:  None

                                    PART I.

                               ITEM 1.  BUSINESS

    THE PARTNERSHIP. Cable TV Fund 12-A, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 12 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"). Cable TV Fund 12-B, Ltd. ("Fund 12-B"), Cable TV Fund 12-C, Ltd. ("Fund 12-C") and Cable TV Fund 12-D, Ltd. ("Fund 12-D") are the other partnerships that were formed pursuant to the Program. The Partnership was formed for the purpose of acquiring and operating cable television systems.

    The Partnership owns the cable television systems serving areas in and around Fort Myers, Florida (the "Fort Myers System"), Lake County, Illinois (the "Lake County System"), Orland Park and Park Forest, Illinois (the "Northern Illinois System"). The Fort Myers System, the Lake County System and the Northern Illinois System may hereinafter collectively be referred to as the "Systems."

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

    The Systems offer tier services on an optional basis to their subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Systems also offer a package that includes the basic service channels and the tier services.

    The Systems also offer premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves. Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

    The Systems also offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

    REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. In addition, advertising sales are becoming a significant source of revenues for the Systems. As a result of the adoption by the FCC of new rules under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and several rate regulation orders, the Systems' rate structures for cable programming services and equipment have been revised. See Regulation and Legislation. At December 31, 1994, the Systems' monthly basic service rates ranged from $9.53 to $11.26, monthly basic and tier ("basic plus") service rates ranged from $19.52 to $22.51 and monthly premium services ranged from $3.95 to $11.95 per premium service. Charges for additional outlets have been eliminated, and charges for remote controls and converters have been "unbundled" from the programming service rates. In addition, the Partnership earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $5.00 to $42.47; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1994, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 67% of total revenues, premium service fees accounted for approximately 15% of total revenues, pay-per-view fees were approximately 2% of total revenues, advertising fees were approximately 7% of total revenues and the remaining 9% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

    The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. Each of the Systems has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

    The Partnership does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership has no employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's funds expended for such research and development has never been material.

    Compliance with Federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.

    FRANCHISES. The Systems are constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. The Systems' franchises require that franchise fees ranging from 2% to 5% of gross revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods. (See Item 2 for a range of franchise expiration dates of the Systems.)

    The responsibility for franchising of cable television systems generally is left to state and local authorities. There are, however, several provisions in the Communications Act of 1934, as amended, that govern the terms and conditions under which cable television systems provide service, including the standards applicable to cable television operators seeking renewal of a cable television franchise. In addition, the 1992 Cable Act also made several procedural changes to the process under which a cable operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal and technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court. The General Partner and its affiliates recently have experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals and transfers. Some of the issues involved in recent renewal negotiations include rate reregulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements. The inability of the Partnership to renew a franchise, or lengthy negotiations or litigation involving the renewal process could have an adverse impact on the business of the Partnership.

    COMPETITION. Cable television systems currently experience competition from several sources, but two technologies, Multichannel Multipoint Distribution Service ("MMDS") systems, commonly called wireless cable systems, and Direct Broadcast Satellite ("DBS") systems, which distribute programming to home satellite dishes, currently pose the greatest potential threat to the cable television industry.

    MMDS systems will likely focus on providing service to residents of rural areas that are not served by cable television systems, but providers of programming via MMDS systems will generally have the potential to compete directly with cable television systems in urban areas as well, and in some areas of the country, MMDS systems are now in direct competition with cable television systems. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with its cable television systems.

    DBS operators deliver premium channel services and specialized programming to subscribers by high-powered DBS satellites on a wide-scale basis, and two major companies began operations in 1994. Subscribers are able to receive DBS services virtually anywhere in the United States with a rooftop or wall-mounted antenna. In some instances, DBS systems may serve as a complement to cable television operations by enabling cable television operators to offer additional channels of programming without the construction of additional cable plant. DBS companies use video compression technology to increase the channel capacity of their satellite systems to provide a wide variety of program services that are competitive with those of cable television systems.

    Cable television systems also compete with broadcast television, private cable television systems known as Master Antenna Television ("MATV"), Satellite Master Antenna Television ("SMATV") and Television Receive-Only Earth Stations ("TVRO"). MATV and SMATV generally serve multi-unit dwellings such as condominiums, apartment complexes and private residential communities, and TVROs are satellite receiving antenna dishes that are used by "backyard users."

    There is also potential competition from an emerging technology, Local Multipoint Distribution Service ("LMDS"). When it is authorized for service, the LMDS, sometimes referred to as cellular television, could have the capability of delivering approximately 50 channels, or if two systems were combined 100 channels, of video programming to a subscriber's home, which capacity could be increased by using video compression technology. The General Partner believes that there are not any current fully operational LMDS systems.

    Although the Systems have not yet encountered competition from a telephone company entering into the business of providing video services to subscribers, the Systems could potentially face competition from telephone companies doing so. A Federal cross-ownership restriction has historically limited entry into the cable television business by potentially strong competitors such as telephone companies. This restriction, which is contained in the 1984 Cable Act, has generally prohibited telephone companies from owning or operating cable television systems within their own telephone service areas, but several recent court decisions have eliminated this restriction. In addition, the FCC is authorizing telephone companies to provide video dialtone service within their service areas. Legislation is also pending in Congress that would permit telephone companies to provide video programming thorough separate subsidiaries. The General Partner cannot predict at this time to what extent current restrictions will be modified to permit telephone companies to provide cable television services within their own service areas in competition with cable television systems. See Regulation and Legislation, Ownership and Market Structure for a description of the potential participation of the telephone industry in the delivery of cable television services. Entry into the market by telephone companies as direct competitors of the Systems could adversely impact the profitability of the Systems. If a telephone company were to become a direct competitor of the Partnership in an area served by a Partnership System, the Partnership could be at a competitive disadvantage because of the relative financial strength of a telephone company compared to the Partnership. Depending on a number of factors, such competition could also result in cable television systems providing the same types of services now provided by the telephone industry. See the additional discussion below regarding the announced plans of Ameritech to build a cable television system in Naperville, Illinois.

    The FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS"). It is envisioned that PCS would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. PCS would be delivered by placing numerous microcells in a particular area to be covered, accessible to both residential and business customers. Because of the need to link the many microcells necessary to deliver this service economically, many parties are investigating integration of PCS with cable television operations. Several cable television multiple systems operatorsand others, including affiliates of the General Partner hold or have requested experimental licenses from the FCC to test PCS technology. The FCC has established spectrum auctioning procedures for PCS licenses and the licenses are being auctioned in a series of auction events.

    Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The Systems currently face no direct competition from other cable television operators.

    COMPETITION FOR SUBSCRIBERS IN THE PARTNERSHIP'S SYSTEMS. Following is a summary of current competition from DBS, MMDS, SMATV and TVRO operators in the Systems' franchise areas:

    Ft. Myers System                          There is one MMDS operator whose activity has mainly been in rural areas not serviced by the system.  The operator has
                                              recently increased its marketing efforts, but to date the system has not lost a significant number of subscribers.  There are a few SMATV operators whose operations are limited to commercial users such as motel operators.  There are several TVRO operators whose operations are confined mainly to rural areas and direct competition in the system's service area is minimal.  There is another cable television system operating within very close proximity on the southern portion of the system's service area.
                                              The system and the other operator are both pursuing new
                                              developments along this corridor; however, neither have pursued service in the other's franchise area.  At this time very few customers have been lost to DBS service.

    Northern Illinois System and              There is one MMDS operator in the Chicago area; however, this
    Lake County System                        operator has provided minimal competition because the majority of the system's boundaries fall outside its transmittal area.  There is no competition from SMATV operators.  There is one TVRO operator in the system's service area providing minimal
                                              competition; approximately 70 dishes have been sighted in the service area.  Ameritech has announced plans to build a cable television system in the Naperville, Illinois area and to extend into several other communities within the next few years.  The
                                              General Partner is uncertain at this time whether Ameritech's plans include any of the communities located in the Northern
                                              Illinois System.


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

    In compliance with these rules, the General Partner reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

    On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally require rate reductions, absent a successful cost-of-service showing, of 17% of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

    On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25% permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

    After analyzing the effects of the two methods of rate regulation, the Partnership elected to file cost-of-service showings in its Fort Myers System and Northern Illinois System. The General Partner therefore anticipates no further reductions in revenues or operating income before depreciation and amortization of these three systems resulting from the FCC's rate regulations. At this time, the regulatory authorities have not approved the cost-of-service showings, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions until such final approval is received. The Partnership complied with the benchmark regulations and further reduced rates in the Lake County System. The Partnership will continue its efforts to mitigate the effect of such rate reductions.

    Among other issues addressed by the FCC in its February rate orders was the treatment of packages of a la carte channels. The FCC in its rate regulations adopted April 1, 1993, exempted from rate regulation the price of packages of a la carte channels upon the fulfillment of certain conditions. On November 10, 1994, the FCC reversed its policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package will now be subject to rate regulation by the FCC, although the FCC indicated that it cannot envision circumstances in which any price for a collective offering of premium channels that have traditionally been offered on a per-channel basis would be found to be unreasonable.

    On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

    The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price this tier as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

    There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record.
The Supreme Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

    Ownership and Market Structure. The FCC rules and Federal law generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal reaches any portion of the community served by the cable television system, on the other hand. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks. The FCC revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. Neither the Partnership nor the General Partner has any direct or indirect ownership, operation, control or interest in a television broadcast station, or a telephone company, and they are thus presently unaffected by the cross-ownership rules.

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

    The 1984 Cable Act prohibited local exchange carriers, including the RBOCs, from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. Several Federal district courts have struck down the 1984 Cable Act's telco/cross-ownership provision as facially invalid and inconsistent with the First Amendment. The United States Courts of Appeals for the Fourth and the Ninth Circuits have upheld the appeals of two of these district court decisions, and the United States Justice Department is expected to request the
United States Supreme Court to review these two decisions.    This Federal
cross-ownership rule is particularly important to the cable industry since these telephone companies already own certain facilities needed for cable television operation, such as poles, ducts and associated rights-of-way.

    The FCC amended its rules in 1992 to permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain noncommon carrier activities such as video processing, billing and collection and joint marketing arrangements. In its video dialtone order, which was part of a comprehensive proceeding examining whether and under what circumstances telephone companies should be allowed to provide cable television services, including video programming to their customers, the FCC concluded that neither the 1984 Cable Act nor its rules apply to prohibit the interexchange carriers (i.e., long distance telephone companies such as AT&T) from providing such services to their customers. Additionally, the FCC also concluded that where a local exchange carrier ("LEC") makes its facilities available on a common carrier basis for the provision of video programming to the public, the 1984 Cable Act does not require the LEC or its programmer customers to obtain a franchise to provide such service. This aspect of the FCC's video dialtone order was upheld on appeal by the United States Court of Appeals for the D.C. Circuit. The FCC recently issued an order reaffirming its initial decision, and this order has been appealed. Because cable operators are required to bear the costs of complying with local franchise requirements, including the payment of franchise fees, the FCC's decision could place cable operators at a competitive disadvantage vis-a-vis services offered on a common carrier basis over local telephone company provided facilities. In its Reconsideration Order, the FCC, among other actions, refused to require telephone companies to justify cost allocations prior to the construction of video dialtone facilities, and indicated that it would provide guidance on costs that must be included in proposed video dialtone tariffs. The FCC also established dual Federal/state jurisdiction over video dialtone services based on the origination point of the video dialtone programming service. In a separate proceeding, the FCC has proposed to increase the numerical limit on the population of areas qualifying as "rural" and in which LECs can provide cable service without a FCC waiver.

    On January 12, 1995, the FCC adopted a Fourth Further Notice of Proposed Rulemaking in its video dialtone docket. The FCC tentatively concluded that it should not ban telephone companies from providing their own video programming over their video dialtone platforms in those areas in which the cable/telephone cross-ownership rules have been found unconstitutional. The FCC requested comments on this issue and on further refinements of its video dialtone regulatory framework concerning, among other issues, telephone programmer affiliation standards, the establishment of structural safeguards to prevent cross-subsidization of video dialtone and programming activities, and the continuation of the FCC's ban prohibiting telephone companies from acquiring cable systems within their telephone service areas for the provision of video dialtone services. The FCC will also consider whether a LEC offering video dialtone service must secure a local franchise if that LEC also engages in the provision of video programming carried on its video dialtone platform. The FCC has also proposed to broadly interpret its authority to waive the cable/telephone cross-ownership ban upon a showing by telephone companies that they comply with the safeguards which the FCC establishes as a condition of providing video programming.

    A number of bills that would have permitted telephone companies to provide cable television service within their own service areas were considered during the last Congress, but none were adopted. These bills would have permitted the provision of cable television service by telephone companies in their own service areas conditioned on the establishment of safeguards to prevent cross-subsidization between telephone and cable television operations and the provision of telecommunication services by cable television systems. Similar legislation is expected to be considered by Congress during its current session. The outcome of these FCC, legislative or court proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted.


                              ITEM 2.  PROPERTIES

    The cable television systems owned by the Partnership at December 31, 1994 are described below:

                  SYSTEM                                                ACQUISITION DATE
                  ------                                                ----------------
      Fort Myers System                                                     May 1985
      Northern Illinois System and Lake County System                       May 1985

    The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units and (iii) the range of franchise expiration dates for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. While the charge for basic plus service may have increased in 1993 in some cases as a result of the FCC's rate regulations, overall revenues may have decreased due to the elimination of charges for additional outlets and certain equipment. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1994, the Partnership's Systems operated approximately 1,050 miles of cable plant, passing approximately 126,000 homes, representing an approximate 67% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                                           At December 31,
                                                                           ---------------
 LAKE COUNTY, ILLINOIS                                      1994                 1993                 1992
 ---------------------                                      ----                 ----                 ----
 Monthly basic plus service rate                           $21.26               $22.13                $21.95
 Basic subscribers                                         17,021               15,216                14,179
 Pay units                                                 11,671               12,091                11,900

Franchise expiration dates range from March 1996 to June 2001.

                                                                           At December 31,
                                                                           ---------------
 ORLAND PARK/PARK FOREST, ILLINOIS                          1994                 1993                 1992
 ---------------------------------                          ----                 ----                 ----
 Monthly basic plus service rate                           $22.51               $22.51                $21.95
 Basic subscribers                                         18,375               16,875                16,086
 Pay units                                                 14,996               15,005                16,809

The franchise expiration date for the Village of Orland Park is December 31, 1996. The franchise expiration date for the Village of Park Forest has been extended to May 1995. The General Partner and the franchise authorities are currently in the process of negotiating a longer term franchise.

                                                                           At December 31,
                                                                           ---------------
 FT. MYERS, FLORIDA                                         1994                 1993                 1992
 ------------------                                         ----                 ----                 ----
 Monthly basic plus service rate                           $19.52               $19.52                $17.95
 Basic subscribers                                         37,144               35,284                34,997
 Pay units                                                 25,052               22,303                23,273

Franchise expiration dates range from December 1999 to January 2002.

PROGRAMMING SERVICES

    Programming services provided by the Systems include local affiliates of the national broadcast networks, local independent broadcast channels, the traditional satellite services (e.g., American Movie Classics, Arts & Entertainment, Black Entertainment Network, C-SPAN, The Discovery Channel, Lifetime, Entertainment Sports Network, Home Shopping Network, Mind Extension University, Music Television, Nickelodeon, Turner Network Television, The Nashville Network, Video Hits One, and superstations WOR, WGN and TBS. The Partnership's Systems also provide a selection, which varies by system, of premium channel programming (e.g., Cinemax, Encore, Home Box Office, Showtime and The Movie Channel).


                           ITEM 3.  LEGAL PROCEEDINGS

    None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

    While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1995, the approximate number of equity security holders in the Partnership was 7,865.

Item 6. Selected Financial Data


                                                                  For the Year Ended December 31,
                                          --------------------------------------------------------------------------------
                                               1994            1993           1992              1991             1990
                                          --------------  --------------  --------------   --------------   --------------
Revenues                                   $29,378,010     $28,963,726     $26,693,028       $24,322,600      $21,610,617
Depreciation and Amortization                7,032,177       7,840,193       7,528,805         9,042,280        8,051,904
Operating Income (Loss)                      1,377,680       1,196,824         514,394        (1,263,012)         181,347
Net Loss                                      (492,539)       (409,726)     (1,583,447)       (3,898,842)      (3,450,329)
Net Loss per Limited Partnership Unit            (4.69)          (3.90)         (15.07)           (37.11)          (32.84)
Weighted average number of Limited
    Partnership Units outstanding              104,000         104,000         104,000           104,000          104,000
General Partner's Deficit                     (372,133)       (367,208)       (363,111)         (347,277)        (308,289)
Limited Partners' Capital                    7,909,644       8,397,258       8,802,887        10,370,500       14,230,354
Total Assets                                36,725,141      39,297,990      43,071,609        45,479,809       49,842,381
Debt                                        26,402,399      29,724,530      32,813,067        34,291,172       33,768,635
General Partner Advances                     1,305,933         220,722         261,348            -               375,488

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               CABLE TV FUND 12-A

Results of Operations

         1994 Compared to 1993 -

         Revenues of the Partnership increased $414,284, or approximately 1 percent, from $28,963,726 in 1993 to $29,378,010 in 1994. Increases in basic subscribers primarily accounted for the increase in revenues. The Partnership added 5,165 basic subscribers in 1994, an increase of approximately 8 percent. Basic subscribers totalled 67,375 at December 31, 1993, compared to 72,540 at December 31, 1994. Increases in advertising and pay-per-view revenues also contributed to the increase in revenue. The increase in revenues would have been greater but for the reduction in basic rates due to basic rate regulations issued by the FCC in April 1993 with which the Partnership complied effective September 1, 1993. No other individual factor was significant to the increase in revenues.

         Operating, general and administrative expense increased $764,364, or approximately 5 percent, from $16,484,631 in 1993 to $17,248,995 in 1994. This expense represented 59 percent of revenue in 1994 compared to 57 percent in 1993. Programming fees accounted for approximately 55 percent of the increase in expense and was due, in part, to the increase in the subscriber base. In addition, increases in personnel, marketing and advertising expenses were partially offset by decreases in plant maintenance and copyright expenses. No other individual factors contributed significantly to the increase. Management fees and allocated overhead from the General Partner increased $277,080, or approximately 8 percent, from $3,442,078 in 1993 to $3,719,158 in 1994 due primarily to an increase in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs. Depreciation and amortization expense decreased $808,016, or approximately 10 percent, from $7,840,193 in 1993 to $7,032,177 in
1994 due to the maturation of the Partnership's asset base.

         Operating income increased $180,856, or approximately 15 percent, from $1,196,824 in 1993 to $1,377,680 in 1994. This increase was due to the increase in revenues and the decrease in depreciation and amortization expense. Operating income before depreciation and amortization decreased $627,160, or approximately 7 percent, from $9,037,017 in 1993 to $8,409,857 in 1994. This decrease was due to the increase in operating, general and administrative expense and management fees and allocated overhead from the General Partner exceeding the increase in revenue. The decrease in operating income before depreciation and amortization reflects the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than in prior years. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than otherwise would have been the case. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as other costs incurred by the General Partner, which are allocated to the Partnership, continue to increase at historical rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts targeted at non-subscribers.

         Interest expense increased $176,682, or approximately 11 percent, from $1,562,312 in 1993 to $1,738,994 in 1994 due to higher effective interest rates on interest bearing obligations. Net loss increased $82,813, or approximately 20 percent, from $409,726 in 1993 to $492,539 in 1994 due to factors discussed above.

         1993 Compared to 1992 -

         Revenues of the Partnership increased $2,270,698, or approximately 9 percent, from $26,693,028 in 1992 to $28,963,726 in 1993. During 1993, the
Partnership added approximately 1,923 basic subscribers, an increase of 3 percent. This increase in basic subscribers accounted for approximately 28 percent of the increase in revenues. An increase in advertising revenues accounted for approximately 24 percent of the increase in revenues. Basic service rate adjustments implemented in all of the Partnership's accounted for approximately 17 percent of the increase in revenues. The increase in revenues would have been greater but for the reduction in basic rates due to basic rate regulations issued by the FCC in April 1993 with which the Partnership complied effective September 1, 1993. No other individual factor was significant to the increase in revenues.

         Operating, general and administrative expense increased $991,718, or approximately 6 percent, from $15,492,913 in 1992 to $16,484,631 in 1993.
Operating, general and administrative expense represented 57 percent of revenue in 1993 compared to 58 percent in 1992. Programming fees, advertising and plant related costs primarily accounted for the increase. These increases were offset, in part, by a decrease in copyright fees. There were no other individual factors that contributed significantly to the increase. Management fees and allocated overhead from the General Partner increased $285,162, or approximately 9 percent, from $3,156,916 in 1992 to $3,442,078 in 1993. This increase was due to the increase in revenues, upon which such fees and allocations are based, and an increase in expenses allocated from the General Partner. Depreciation and amortization expense increased $311,388, or approximately 4 percent, from $7,528,805 in 1992 to $7,840,193 in 1993. This increase was due to additions to the Partnership's asset base.

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

         Interest expense decreased $302,642, or approximately 16 percent, from $1,864,954 in 1992 to $1,562,312 in 1993. This decrease was due primarily to lower effective interest rates and lower outstanding balances on interest bearing obligations. Other expense decreased $188,649 from $232,887 in 1992 to $44,238 in 1993. Such expense was primarily due to allocated depreciation from affiliated entities. Net loss decreased $1,173,721, or approximately 74 percent, from $1,583,447 in 1992 to $409,726 in 1993. This decrease is due to the factors discussed above. The Partnership's losses are expected to continue in the future.

Financial Condition

         Capital expenditures totalled approximately $5,615,500 in 1994. Approximately 31 percent of these expenditures related to construction of new cable plant. Approximately 22 percent of these expenditures related to the construction of service drops to subscribers' homes. The remaining expenditures were used for various enhancements in all of the Partnership s systems. Funding for these expenditures was provided primarily by cash generated from operations.

         The Partnership anticipates capital expenditures of approximately $4,800,000 in 1995. Service drops to homes are anticipated to account for approximately 30 percent of these expenditures. Plant extensions in all of the Partnership's systems are expected to account for approximately 27 percent of these expenditures. The remainder of the anticipated expenditures is for various enhancements in all of the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations.

         At June 30, 1992, the then-outstanding balance of $34,000,000 on the Partnership's $35,000,000 credit facility converted to a term loan. At December 31, 1994, $26,125,000 was outstanding under this term loan. Installments paid during 1994 totalled $3,375,000. On January 30, 1995, the Partnership entered into a new $30,000,000 revolving credit facility and repaid all amounts outstanding under the former term loan. Under the terms of the new agreement, the revolving credit facility will expire on December 31, 1996 at which time the then-outstanding balance will convert to a term loan.
The term loan will be payable in 20 consecutive quarterly installments that will commence on March 31, 1997. Generally, interest payable on amounts borrowed under the new revolving credit facility is at the Partnership's option of Prime or a fixed rate defined as the Euro-Rate plus 1 percent. The Partnership paid a one-time loan facility fee of $175,000 upon closing of the new revolving credit facility. This amount is being amortized over the life of the loan.

         In January 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $15,000,000. The Partnership paid a fee of $150,000. The agreement protects the Partnership from a three month LIBOR interest rate that exceeds 7 percent for three years from the date of the agreement.

         The General Partner believes that the Partnership has sufficient sources of capital from cash on hand, cash generated from operations and borrowings available under its new credit facility to meet its presently anticipated needs.

Regulation and Legislation

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates.

         The Partnership has filed cost-of-service showings for the Fort Myers, Florida and Orland Park, Illinois systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings for these systems have not yet received final approval from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions until such final approvals are received. The Partnership complied with the February 1994 benchmark regulations and further reduced rates in the Lake County, Illinois system effective July 1994. See Item 1 for further discussion of the provisions of the 1992 Cable Act and the FCC regulations promulgated thereunder.

Item 8.  Financial Statements


                               CABLE TV FUND 12-A

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1994 AND 1993

                                     INDEX



                                                                   Page
                                                               -------------

                                                                   12-A
                                                                   ----
Report of Independent Public Accountants                            16

Balance Sheets                                                      17

Statements of Operations                                            19

Statements of Partners'  Capital (Deficit)                          20

Statements of Cash Flows                                            21

Notes to Financial Statements                                       22

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Cable TV Fund 12-A:

                 We have audited the accompanying balance sheets of CABLE TV FUND 12-A (a Colorado limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-A as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 8, 1995.

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                               December 31,
                                                                                     ---------------------------------
                 ASSETS                                                                   1994              1993
                 ------                                                              ---------------    --------------
CASH                                                                                  $    578,657       $  1,610,187

TRADE RECEIVABLES, less allowance for doubtful receivables of $32,813
  and $49,157 at December 31, 1994 and 1993, respectively                                  374,817            492,896

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                                72,891,760         67,276,230
  Less- accumulated depreciation                                                       (40,728,415)       (35,137,424)
                                                                                      ------------       ------------

                                                                                        32,163,345         32,138,806

  Franchise costs, net of accumulated amortization of $20,131,554
    and $19,132,967 at December 31, 1994 and 1993, respectively                          3,220,568          4,219,155
  Subscriber lists, net of accumulated amortization of $11,411,057
    and $11,013,590 at December 31, 1994 and 1993, respectively                            199,808            597,275
                                                                                      ------------       ------------

                 Total investment in cable television properties                        35,583,721         36,955,236

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                            187,946            239,671
                                                                                      ------------       ------------

                 Total assets                                                         $ 36,725,141       $ 39,297,990
                                                                                      ============       ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                                 December 31,
                                                                                     ----------------------------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                               1994               1993
- -------------------------------------------                                          ---------------   ----------------
LIABILITIES:
  Debt                                                                                $ 26,402,399       $ 29,724,530
  Accounts payable-
    Trade                                                                                   30,848             36,877
    General Partner                                                                      1,305,933            220,722
  Accrued liabilities                                                                    1,317,298          1,109,852
  Subscriber prepayments                                                                   131,152            175,959
                                                                                      ------------       ------------

                 Total liabilities                                                      29,187,630         31,267,940
                                                                                      ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                                      1,000              1,000
    Accumulated deficit                                                                   (373,133)          (368,208)
                                                                                      ------------       ------------

                                                                                          (372,133)          (367,208)
                                                                                      ------------       ------------

  Limited Partners-
    Net contributed capital (104,000 units outstanding at
      December 31, 1994 and 1993)                                                       44,619,655         44,619,655
    Accumulated deficit                                                                (36,710,011)       (36,222,397)
                                                                                      ------------       ------------

                                                                                         7,909,644          8,397,258
                                                                                      ------------       ------------

                 Total liabilities and partners' capital (deficit)                    $ 36,725,141       $ 39,297,990
                                                                                      ============       ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                                      Year Ended December 31,
                                                                 ----------------------------------------------------------
                                                                       1994                  1993                 1992
                                                                 ---------------       ----------------      --------------
REVENUES                                                           $29,378,010           $28,963,726           $26,693,028

COSTS AND EXPENSES:
  Operating, general and administrative                             17,248,995            16,484,631            15,492,913
  Management fees and allocated overhead
   from General Partner                                              3,719,158             3,442,078             3,156,916
  Depreciation and amortization                                      7,032,177             7,840,193             7,528,805
                                                                   -----------           -----------           -----------

OPERATING INCOME                                                     1,377,680             1,196,824               514,394
                                                                   -----------           -----------           -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                  (1,738,994)           (1,562,312)           (1,864,954)
  Other, net                                                          (131,225)              (44,238)             (232,887)
                                                                   -----------           -----------           -----------

                 Total other income (expense)                       (1,870,219)           (1,606,550)           (2,097,841)
                                                                   -----------           -----------           -----------

NET LOSS                                                           $  (492,539)          $  (409,726)          $(1,583,447)
                                                                   ===========           ===========           ===========

ALLOCATION OF NET LOSS:
  General Partner                                                  $    (4,925)          $    (4,097)          $   (15,834)
                                                                   ===========           ===========           ===========

  Limited Partners                                                 $  (487,614)          $  (405,629)          $(1,567,613)
                                                                   ===========           ===========           ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                              $     (4.69)          $     (3.90)          $    (15.07)
                                                                   ===========           ===========           ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
 PARTNERSHIP UNITS OUTSTANDING                                         104,000               104,000               104,000
                                                                   ===========           ===========           ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                                      Year Ended December 31,
                                                                 ----------------------------------------------------------
                                                                       1994                  1993                 1992
                                                                 ---------------       ----------------      --------------
GENERAL PARTNER:
  Balance, beginning of period                                      $ (367,208)          $  (363,111)          $  (347,277)
  Net loss for period                                                   (4,925)               (4,097)              (15,834)
                                                                    ----------           -----------           -----------

  Balance, end of period                                            $ (372,133)          $  (367,208)          $  (363,111)
                                                                    ==========           ===========           ===========


LIMITED PARTNERS:
  Balance, beginning of period                                      $8,397,258           $ 8,802,887           $10,370,500
  Net loss for period                                                 (487,614)             (405,629)           (1,567,613)
                                                                    ----------           -----------           -----------

  Balance, end of period                                            $7,909,644           $ 8,397,258           $ 8,802,887
                                                                    ==========           ===========           ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                      Year Ended December 31,
                                                                 ----------------------------------------------------------
                                                                       1994                  1993                 1992
                                                                 ---------------       ----------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $  (492,539)          $  (409,726)          $(1,583,447)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization                                    7,032,177             7,840,193             7,528,805
    Amortization of interest rate protection contract                   50,004                49,991                15,675
    Decrease (increase) in trade receivables                           118,079              (310,709)             (103,360)
    Increase in deposits, prepaid expenses and deferred charges        (43,411)               (6,100)             (267,995)
    Increase (decrease) in amount due General Partner                1,085,211               (40,626)              261,348
    Increase (decrease) in trade accounts payable, accrued
      liabilities and subscriber prepayments                           156,610              (234,730)              392,004
                                                                   -----------           -----------           -----------

                 Net cash provided by operating activities           7,906,131             6,888,293             6,243,030
                                                                   -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                  (5,615,530)           (3,638,680)           (3,428,106)
                                                                   -----------           -----------           -----------

                 Net cash used in investing activities              (5,615,530)           (3,638,680)           (3,428,106)
                                                                   -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                               192,155                46,448               606,894
Repayment of debt                                                   (3,514,286)           (3,134,985)           (2,084,999)
Purchase of interest rate protection contract                            -                  (150,000)                -
                                                                   -----------           -----------           -----------

                 Net cash used in financing activities              (3,322,131)           (3,238,537)           (1,478,105)
                                                                   -----------           -----------           -----------

Increase (decrease) in cash                                         (1,031,530)               11,076             1,336,819

Cash, beginning of period                                            1,610,187             1,599,111               262,292
                                                                   -----------           -----------           -----------

Cash, end of period                                                $   578,657           $ 1,610,187           $ 1,599,111
                                                                   ===========           ===========           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                    $ 1,691,031           $ 1,583,758           $ 1,751,207
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

                               CABLE TV FUND 12-A
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

                 Cable TV Fund 12-A, Ltd. ("the Partnership"), a Colorado limited partnership, was formed on January 2, 1985, under a public program sponsored by Jones Intercable, Inc. ("Intercable"). The Partnership was formed to acquire, construct, develop and operate cable television systems. Intercable, a publicly held Colorado corporation, is the "General Partner" and manages the Partnership. Intercable and its subsidiaries also own and operate cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities.

         Contributed Capital

                 The capitalization of the Partnership is set forth in the accompanying statements of partners' capital (deficit). No limited partner is obligated to make any additional contributions to partnership capital.

                 The General Partner purchased its interest in the Partnership by contributing $1,000 to partnership capital.

                 All profits and losses of the Partnership are allocated 99 percent to the limited partners and 1 percent to the General Partner, except for income or gain from the sale or disposition of cable television properties, which will be allocated to the partners based upon the formula set forth in the Partnership Agreement, and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

                 The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         Property, Plant and Equipment

                 Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:

         Cable distribution system                             5 - 15 years
         Equipment and tools                                   3 -  5 years
         Office furniture and equipment                             5 years
         Buildings                                                 20 years
         Vehicles                                                   3 years

                 Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

                 Costs assigned to franchises and subscriber lists are being amortized using the straight-line method over the following remaining estimated useful lives:

         Franchise costs                                       1-5 years
         Subscriber lists                                      1-2 years

         Revenue Recognition

                 Subscriber prepayments are initially deferred and recognized as revenue when earned.


(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Management Fees, Distribution Ratios and Reimbursement

                 Intercable manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the years ended December 31, 1994, 1993 and 1992 were $1,468,900, $1,448,186 and $1,334,651, respectively.

                 Any distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and 1 percent to the General Partner. Any distributions other than from cash flow, such as from the sale or refinancing of a system or upon dissolution of the partnership, will be made as follows: first, to the limited partners in an amount which, together with all prior distributions, will equal the amount initially contributed to the partnership capital by the limited partners; the balance, 75 percent to the limited partners and 25 percent to Intercable.

                 The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining overhead costs are allocated based on revenues and/or the cost of assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which Intercable believes provides a more accurate method of allocation. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to Intercable for allocated overhead and administrative expenses were $2,250,258, $1,993,892 and $1,822,265 in 1994, 1993 and 1992, respectively.

                 The Partnership was charged interest during 1994 at an average interest rate of 10 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged the Partnership by Intercable was $32,220, $1,029 and $-0- in 1994, 1993 and 1992, respectively.

         Payments to/from Affiliates for Programming Services
               The Partnership receives programming from Product Information Network, Superaudio, The Mind Extension University and Jones Computer Network, affiliates of Intercable. Payments to Superaudio totalled $45,861, $45,495 and $44,605 in 1994, 1993 and 1992, respectively. Payments to The Mind Extension University totalled $41,551, $26,411 and $25,559 in 1994, 1993 and 1992,
respectively. Payments to Jones Computer Network, which initiated service in 1994, totalled $13,199. The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Partnership totalling $16,302 in 1994.

(4)      PROPERTY, PLANT AND EQUIPMENT

                 Property, plant and equipment as of December 31, 1994 and 1993, consisted of the following:

                                                                                                  December 31,
                                                                                      -----------------------------------
                                                                                          1994                  1993
                                                                                      ------------          -------------
                 Cable distribution system                                            $ 65,152,784          $  60,132,733
                 Equipment and tools                                                     2,721,446              2,565,394
                 Office furniture and equipment                                          1,532,613              1,324,144
                 Buildings                                                               1,597,293              1,577,987
                 Vehicles                                                                1,463,260              1,251,608
                 Land                                                                      424,364                424,364
                                                                                      ------------          -------------

                      Total property, plant and equipment                             $ 72,891,760          $  67,276,230

                      Less:  accumulated depreciation                                 $(40,728,415)         $ (35,137,424)
                                                                                      ------------          -------------

                      Net property, plant and equipment                               $ 32,163,345          $  32,138,806
                                                                                      ============          =============


(5)      DEBT

                 Debt consists of the following:                                                  December 31,
                                                                                      -----------------------------------
                                                                                          1994                  1993
                                                                                      ------------          -------------
                 Lending institutions-
                     Revolving credit and term loan                                   $ 26,125,000          $  29,500,000

                 Capital lease obligations                                                 277,399                224,530
                                                                                      ------------          -------------

                                                                                      $ 26,402,399          $  29,724,530
                                                                                      ============          =============

                 At June 30, 1992, the then-outstanding balance of $34,000,000 on the Partnership's $35,000,000 credit facility converted to a term loan. At December 31, 1994, $26,125,000 was outstanding under this term loan. Installments paid during 1994 totalled $3,375,000. On January 30, 1995, the Partnership entered into a new $30,000,000 revolving credit facility and repaid all amounts outstanding under the former term loan. Under the terms of the new agreement, the revolving credit facility will expire on December 31, 1996, at which time the then-outstanding balance will convert to a term loan. The term loan will be payable in 20 consecutive quarterly installments that will commence on March 31, 1997. Generally, interest payable on amounts borrowed under the new revolving credit facility is at the Partnership's option of Prime, or a fixed rate defined as the Euro-Rate plus 1 percent. The effective interest rates on outstanding obligations as of December 31, 1994 and 1993 were
7.33 percent and 4.83 percent, respectively. The Partnership paid a one-time loan facility fee of $175,000 upon closing of the new revolving credit facility. This amount is being amortized over the life of the loan.

                 In January 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $15,000,000. The Partnership paid a fee of $150,000. The agreement protects the Partnership from a three month LIBOR interest rate that exceeds 7 percent for three years from the date of the agreement.

                 Installments due on all debt principal for each of the five years in the period ending December 31, 1999, respectively, are: $83,220, $83,220, $4,001,970, $3,946,490, $5,225,000 and $13,062,499. At December 31,
1994, substantially all of the Partnership's property, plant and equipment secured the above indebtedness.


(6)      INCOME TAXES

                 Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The Federal and state income tax returns of the Partnership are prepared and filed by Intercable.

                 The Partnership's tax returns, the qualification of the partnership as such for tax purposes, and the amount of distributable partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

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


(7)      COMMITMENTS AND CONTINGENCIES

                 On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation in the cable television industry. In April 1993, the Federal Communications Commission (the "FCC") adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Partnership has filed cost-of-service showings for its Fort Myers, Florida and Orland Park, Illinois systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings for these systems have not received final approval from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent rate reductions until such final approvals are received. The Partnership complied with the February 1994 benchmark regulations and further reduced rates in the Lake County, Illinois system effective July 1994.

                 The Partnership rents office and other facilities under various long-term operating lease arrangements. Rent paid under such lease arrangements totalled $79,337, $74,142 and $81,669, respectively, for the years ended December 31, 1994, 1993 and 1992. Minimum commitments for each of the five years in the period ending December 31, 1999, and thereafter are as follows:

         1995                                       $  60,043
         1996                                          50,036
         1997                                           -
         1998                                           -
         1999                                           -
         Thereafter                                     -
                                                    ---------

                                                    $ 110,079
                                                    =========

(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

                 Supplementary profit and loss information is presented below:


                                                                              Year Ended December 31,
                                                                   ---------------------------------------------
                                                                      1994             1993             1992
                                                                   -----------      -----------       ----------
         Maintenance and repairs                                   $   315,149      $   299,578       $  282,340
                                                                   ===========      ===========       ==========

         Taxes, other than income and payroll taxes                $   306,902      $   331,358       $  295,517
                                                                   ===========      ===========       ==========

         Advertising                                               $   485,911      $   433,250       $  494,175
                                                                   ===========      ===========       ==========

         Depreciation of property, plant and equipment             $ 5,636,122      $ 5,621,938       $5,310,550
                                                                   ===========      ===========       ==========

         Amortization of intangible assets                         $ 1,396,055      $ 2,218,256       $2,218,255
                                                                   ===========      ===========       ==========

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                   PART III.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below.

                 Name                    Age                 Positions with the General Partner
                 ----                    ---                 ----------------------------------
    Glenn R. Jones                        65       Chairman of the Board and Chief Executive Officer
    Derek H. Burney                       55       Vice Chairman of the Board
    James B. O'Brien                      45       President, Chief Operating Officer and Director
    Ruth E. Warren                        45       Group Vice President/Operations
    Kevin P. Coyle                        43       Group Vice President/Finance
    Christopher J. Bowick                 40       Group Vice President/Technology
    Timothy J. Burke                      44       Group Vice President/Taxation/Administration
    Raymond L. Vigil                      48       Group Vice President/Human Resources and Director
    Cynthia A. Winning                    43       Group Vice President/Marketing
    Elizabeth M. Steele                   43       Vice President/General Counsel/Secretary
    Larry W. Kaschinske                   35       Controller
    James J. Krejci                       53       Director
    Christine Jones Marocco               39       Director
    Daniel E. Somers                      47       Director
    Robert S. Zinn                        58       Director
    David K. Zonker                       41       Director

    Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones was elected a member of the Executive Committee of the Board of Directors in April 1985. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors of the National Cable Television Association, and is a former member of its Executive Committee. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; and the Women in Cable Accolade in 1990 in recognition of support of this organization. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress and is on the Board of Governors of the American Society of Training and Development.

    Mr. Derek H. Burney was appointed a Director of the General Partner in December 1994 and Vice Chairman of the Board of Directors in January 1995. He is also a member of the Executive Committee of the Board of Directors. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

    Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is also President and a Director of Jones Cable Group, Ltd., Jones Global Funds, Inc. and Jones Global Management, Inc., all affiliates of the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

    Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system manager and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990.

    Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

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

    Mr. Raymond L. Vigil joined the General Partner in June 1993 as Group Vice President/Human Resources. Previous to joining the General Partner, Mr. Vigil served as Executive Director of Learning with USWest. Prior to USWest, Mr. Vigil worked in various human resources posts over a 14-year term with the IBM Corporation.

    Ms. Cynthia A. Winning joined the General Partner as Group Vice President/Marketing in December 1994. Previous to joining the General Partner, Ms. Winning served since 1994 as the President of PRS Inc., Denver, Colorado, a sports and event marketing company. From 1979 to 1981 and from 1986 to 1994, Ms. Winning served as the Vice President and Director of Marketing for Citicorp Retail Services, Inc., a provider of private-label credit cards for ten national retail department store chains. From 1981 to 1986, Ms. Winning was the Director of Marketing Services for Daniels & Associates cable television operations, as well as the Western Division Marketing Director for Capital Cities Cable. Ms. Winning also serves as a board Member of Cities in Schools, a dropout intervention/prevention program.

    Ms. Elizabeth M. Steele joined the General Partner in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining the General Partner, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner.

    Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division; was promoted to Assistant Controller in 1990 and named Controller in August 1994.

    Mr. James J. Krejci was President of the International Division of International Gaming Technology International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and a Group Vice President of the General Partner. Prior to May 1994, he also served as Group Vice President of Jones Futurex, Inc., an affiliate of the General Partner engaged in manufacturing and marketing data encryption devices, Jones Interactive, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, which is engaged in the provision of telecommunications services. Mr. Krejci has been a Director of the General Partner since August 1987.

    Ms. Christine Jones Marocco was appointed a Director of the General Partner in December 1994. She is the daughter of Glenn R. Jones. Ms. Marocco is also a director of Jones International, Ltd.

    Mr. Daniel E. Somers was appointed a Director of the General Partner in December 1994 and also serves on the General Partner's Audit Committee. From January 1992 to January 1995, Mr. Somers worked as Senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a Director of certain of its affiliates. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was the President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

    Mr. Robert S. Zinn was appointed a Director of the General Partner in December 1994. Mr. Zinn joined the General Partner in January 1991 and is a member of its Legal Department. He is also Vice President/Legal Affairs of Jones International, Ltd. Prior to joining the General Partner, Mr. Zinn was in private law practice in Denver, Colorado for over 25 years.

    Mr. David K. Zonker was appointed a Director of the General Partner in December 1994. Mr. Zonker has been the President of Jones International Securities, Ltd., a subsidiary of Jones International, Ltd. since January 1984 and he has been its Chief Executive Officer since January 1988. From October 1980 until joining Jones International Securities, Ltd. in January 1984, Mr. Zonker was employed by the General Partner. Mr. Zonker is a member of the Board of Directors of various affiliates of the General Partner, including Jones International Securities, Ltd. Mr. Zonker is licensed by the National Association of Securities Dealers, Inc. and he is a past chairman of the Investment Program Association, a trade organization based in Washington, D.C. that promotes direct investments. He is a member of the Board of Trustees of Graceland College, Lamoni, Iowa; the International Association of Financial Planners and the American and Colorado Institutes of Certified Public Accountants.


                        ITEM 11.  EXECUTIVE COMPENSATION

    The Partnership has no employees; however, various personnel are required to operate the cable television systems owned by the Partnership. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

    No person or entity owns more than 5 percent of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

    The General Partner charges the Partnership a management fee, and the Partnership reimburses the General Partner for certain allocated overhead and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to the partnership managed. Remaining overhead costs are allocated based on revenues and/or the costs of assets managed for the Partnership. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner, are also allocated a proportionate share of these expenses.

    The General Partner also advances funds and charges interest on the balance payable from the Partnership. The interest rate charged the Partnership approximates the General Partner's weighted average cost of borrowing.

    The General Partner also advances funds and charges interest on the balance payable from the Partnership. The interest rate charged the Partnership approximates the General Partner's weighted average cost of borrowing.

    The Systems receive stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the General Partner and 50% by an unaffiliated party, educational video programming from Mind Extension University, Inc., an affiliate of the General Partner, and computer video programming from Jones Computer Network, Ltd., an affiliate of the General Partner, for fees based upon the number of subscribers receiving the programming.

    Product Information Network ("PIN"), an affiliate of the General Partner, provides advertising time for third parties on the Systems. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Partnership. During the year ended December 31, 1994, the Partnership received revenues from PIN of $16,302.

    The charges to the Partnership for related party transactions are as follows for the periods indicated:

 Cable TV Fund 12-A, Ltd.                                                  At December 31,
 ------------------------                             --------------------------------------------------------
                                                           1994                  1993                 1992
                                                      -------------         ------------         -------------
 Management fees                                      $   1,468,900         $  1,448,186         $   1,334,651
 Allocation of expenses                                   2,250,258            1,993,892             1,822,265
 Interest expense                                            32,220                1,029                   -0-
 Amount of notes and advances outstanding                 1,305,933              188,223               261,348
 Highest amount of notes and advances outstanding         1,305,933              261,348               261,348
 Programming fees:

      Superaudio                                             45,861               45,495                44,605
      Mind Extension University                              41,551               26,411                25,559
      Jones Computer Network                                 13,199                  -0-                   -0-

                                    PART IV.

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

 (a)1. See index to financial statements for list of financial statements and exhibits thereto filed as a part of this report.

    3.                     The following exhibits are filed herewith.


        4.1                Limited Partnership Agreement of Cable TV Fund 12-A.
                           (1)


        10.1.1 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Fort Myers, Florida (Fund 12-A). (1)

        10.1.2 Copy of a franchise and related documents thereto granting a community antenna television system franchise for Lee County, Florida (Fund 12-A). (1)

        10.1.3             Renewal of Permit dated 3/4/92 (Fund 12-A).  (2)

        10.1.4 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Unincorporated portions of Cook County, Illinois (Fund 12-A). (3)


        10.1.5 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Grayslake, Illinois (Fund 12-A). (1)

        10.1.6 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Unincorporated Area of Lake County, Illinois (Fund 12-A). (1)

        10.1.7 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Libertyville, Illinois (Fund 12-A). (1)

        10.1.8 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Mundelein, Illinois (Fund 12-A). (1)

        10.1.9 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Orland Park, Illinois (Fund 12-A). (1)


        10.1.10 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Park Forest, Illinois (Fund 12-A). (1)

        10.1.11 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Wauconda, Illinois (Fund 12-A). (1)

        10.2.1 Credit Agreement, dated as of January 30, 1995, between Cable TV Fund 12-A, Ltd. and Toronto Dominion (Texas), Inc., for itself and as agent for various lenders.


        27                 Financial Data Schedule

 __________

        (1) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1985 (Commission File No. 0-13193).

        (2) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File No. 0-13193).

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

                                        CABLE TV FUND 12-A, LTD.
                                        a Colorado limited partnership
                                        By:      Jones Intercable, Inc.


                                        By:      /s/ Glenn R. Jones
                                                 ------------------
                                                 Glenn R. Jones
                                                 Chairman of the Board and Chief
Dated:       March 22, 1995                      Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                       By:      /s/ Glenn R. Jones
                                                                ----------------------------------------
                                                                Glenn R. Jones
                                                                Chairman of the Board and Chief
                                                                Executive Officer
Dated:       March 22, 1995                                     (Principal Executive Officer)


                                                       By:      /s/ Kevin P. Coyle
                                                                ----------------------------------------
                                                                Kevin P. Coyle
                                                                Group Vice President/Finance
Dated:       March 22, 1995                                     (Principal Financial Officer)


                                                       By:      /s/ Larry Kaschinske
                                                                ----------------------------------------
                                                                Larry Kaschinske
                                                                Controller
Dated:       March 22, 1995                                     (Principal Accounting Officer)


                                                       By:      /s/ James B. O'Brien
                                                                ----------------------------------------
                                                                James B. O'Brien
Dated:       March 22, 1995                                     President and Director


                                                       By:      /s/ Raymond L. Vigil
                                                                ----------------------------------------
                                                                Raymond L. Vigil
Dated:       March 22, 1995                                     Group Vice President and Director


                                                       By:      /s/ Robert S. Zinn
                                                                ----------------------------------------
                                                                Robert S. Zinn
Dated:       March 22, 1995                                     Director

                                                       By:      /s/ David K. Zonker
                                                                ----------------------------------------
                                                                David K. Zonker

Dated:       March 22, 1995                                     Director


                                                       By:
                                                                ----------------------------------------
                                                                Derek H. Burney
Dated:                                                          Director


                                                       By:
                                                                ----------------------------------------
                                                                James J. Krejci
Dated:                                                          Director


                                                       By:
                                                                ----------------------------------------
                                                                Christine Jones Marocco
Dated:                                                          Director


                                                       By:
                                                                ----------------------------------------
                                                                Daniel E. Somers
Dated:                                                          Director

                                 EXHIBIT INDEX

     EXHIBIT                                                                                                         PAGE
     NUMBER                                   DESCRIPTION                                                             NO.
     ------                                   -----------                                                            ----
      4.1        Limited Partnership Agreement of Cable TV Fund 12-A.  (1)

      10.1.1     Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Fort Myers, Florida (Fund 12-A).  (1)

      10.1.2     Copy of a franchise and related documents thereto granting a community antenna television system franchise for Lee County, Florida (Fund 12-A).  (1)

      10.1.3     Renewal of Permit dated 3/4/92 (Fund 12-A).  (2)

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

      10.1.7     Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Libertyville, Illinois (Fund 12-A).  (1)

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

      10.2.1     Credit Agreement, dated as of January 30, 1995, between Cable TV Fund 12-A, Ltd. and Toronto
                 Dominion (Texas), Inc., for itself and as agent for various lenders.


      27         Financial Data Schedule