Form 10-Q
period 1995-03-31
CABLE TV FUND 12-A LTD
filed 1995-05-15
CIK 763657

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
/x/      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 1995.
                               --------------
/ /      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
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

                                (303) 792-3111
                      ----------------------------------
                        Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                           No
    -----                                                            ------

                            CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                           March 31,           December 31,
                          ASSETS                                              1995                 1994
                          ------                                          ------------         -------------
CASH                                                                      $    883,358         $    578,657

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $34,218 and $32,813
  at March 31, 1995 and December 31, 1994, respectively                        301,069              374,817

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                    73,919,197           72,891,760
  Less- accumulated depreciation                                           (42,238,462)         (40,728,415)
                                                                           -----------          -----------

                                                                            31,680,735           32,163,345

Franchise costs, net of accumulated amortization
  of $20,343,843 and $20,131,554 at March 31, 1995
  and December 31, 1994, respectively                                        3,008,279            3,220,568
Subscriber lists, net of accumulated amortization
  of $11,510,423 and $11,411,057 at March 31, 1995
  and December 31, 1994, respectively                                          100,442              199,808
                                                                           -----------          -----------

       Total investment in cable television properties                      34,789,456           35,583,721

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                368,509              187,946
                                                                           -----------          -----------

       Total assets                                                       $ 36,342,392         $ 36,725,141
                                                                           ===========          ===========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                               March 31,           December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                              1995                1994
         -------------------------------------------                        ----------------      ---------------
LIABILITIES:
  Debt                                                                       $ 28,239,931          $ 26,402,399
  Accounts payable-
    Trade                                                                          56,997                30,848
    General Partner                                                                -                  1,305,933
  Accrued liabilities                                                             560,942             1,317,298
  Subscriber prepayments                                                          149,119               131,152
                                                                             ------------          ------------

            Total liabilities                                                  29,006,989            29,187,630
                                                                             ------------          ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                             1,000                 1,000
    Accumulated deficit                                                          (375,154)             (373,133)
                                                                             ------------          ------------

                                                                                 (374,154)             (372,133)
                                                                             ------------          ------------

  Limited Partners-
    Net contributed capital (104,000 units
      outstanding at March 31, 1995 and
      December 31, 1994)                                                       44,619,655            44,619,655
    Accumulated deficit                                                       (36,910,098)          (36,710,011)
                                                                             ------------          ------------

                                                                                7,709,557             7,909,644
                                                                             ------------          ------------

            Total liabilities and partners' capital (deficit)               $  36,342,392         $  36,725,141
                                                                             ============          ============


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                                 For the Three Months Ended
                                                                                         March 31,
                                                                           ---------------------------------------

                                                                                 1995                   1994
                                                                           -----------------      ----------------
REVENUES                                                                      $7,863,598               $7,300,740

COSTS AND EXPENSES:
  Operating expense                                                            4,687,708                4,080,260
  Management fees and allocated overhead from
    General Partner                                                              994,806                  931,063
  Depreciation and amortization                                                1,833,974                1,820,290
                                                                              ----------               ----------

OPERATING INCOME                                                                 347,110                  469,127
                                                                              ----------               ----------

OTHER INCOME (EXPENSE):
  Interest expense                                                              (522,613)                (371,400)
  Other, net                                                                     (26,605)                 (11,511)
                                                                              ----------               ----------

         Total other income
           (expense)                                                            (549,218)                (382,911)
                                                                              ----------               ----------

NET INCOME (LOSS)                                                            $  (202,108)             $    86,216
                                                                              ==========               ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                                            $    (2,021)             $       862
                                                                              ==========               ==========

  Limited Partners                                                           $  (200,087)             $    85,354
                                                                              ==========               ==========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                               $     (1.92)             $       .82
                                                                              ==========               ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                  104,000                  104,000
                                                                              ==========               ==========


        The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                            CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                             For the Three Months Ended
                                                                                       March 31,
                                                                           -------------------------------

                                                                                 1995            1994
                                                                           -------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $  (202,108)      $    86,216
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                           1,821,702         1,820,290
      Amortization of capitalized loan fees                                      12,272            -
      Amortization of interest rate protection
        contract                                                                 12,501            12,501
      Decrease in amount due General Partner                                 (1,305,933)          (23,369)
      Decrease (increase) in trade receivables                                   73,748            (2,949)
      Increase in deposits, prepaid expenses
        and deferred charges                                                   (205,336)          (23,690)
      Decrease in trade accounts payable, accrued
        liabilities and subscriber prepayments                                 (712,240)         (261,323)
                                                                            -----------       -----------

            Net cash provided by (used in) operating activities                (505,394)        1,607,676
                                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (1,027,437)         (977,304)
                                                                            -----------       -----------

            Net cash used in investing activities                            (1,027,437)         (977,304)
                                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                   28,015,986            46,448
  Repayment of debt                                                         (26,178,454)       (1,204,466)
                                                                            -----------       -----------

            Net cash provided by (used in) financing activities               1,837,532        (1,158,018)
                                                                            -----------       -----------

Increase (decrease) in cash                                                     304,701          (527,646)

Cash, beginning of period                                                       578,657         1,610,187
                                                                            -----------       -----------

Cash, end of period                                                        $    883,358      $  1,082,541
                                                                            ===========       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                            $    453,443      $    383,617
                                                                            ===========       ===========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                            CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A, Ltd. (the "Partnership") at March 31, 1995 and December 31, 1994 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television systems serving areas in and around Fort Myers, Florida; Lake County, Illinois; and Orland Park/Park Forest, Illinois.

(2) Jones Intercable, Inc., (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1995 and 1994 were $393,180 and $365,037, respectively.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed cable television systems of the General Partner. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1995 and 1994 were $601,626 and $566,026, respectively.

                            CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

        MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         Capital expenditures totaled approximately $842,000 during the first three months of 1995. Approximately 36 percent of these expenditures related to the construction of service drops to subscribers' homes. Approximately 23 percent of these expenditures was for pay security equipment and approximately 17 percent of the expenditures related to the construction of new cable plant. The remaining expenditures were used for various enhancements in the Partnership's systems. Funding for these expenditures was provided by borrowings under the Partnership's credit facility. Anticipated capital expenditures for the remainder of 1995 are approximately $4,000,000. Approximately 29 percent will be used for the construction of service drops to subscribers' homes, and approximately 29 percent is expected to be used to continue construction of new cable plant. The remainder of the anticipated expenditures is expected to be used for various enhancements in all of the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings available under the Partnership's new credit facility discussed below.

         On January 30, 1995, the Partnership entered into a new $30,000,000 revolving credit facility and repaid $26,125,000 outstanding under its previous term loan. Under the terms of the new agreement, the revolving credit facility will expire on December 31, 1996, at which time the then-outstanding balance will convert to a term loan. The term loan will be payable in 20 consecutive quarterly installments that will commence on March 31, 1997. At March 31, 1995, $28,000,000 was outstanding under this credit facility. Generally, interest payable on amounts borrowed under the new revolving credit facility is at the Partnership's option of Prime or a fixed rate defined as the Euro-Rate plus 1 percent. The effective interest rates on outstanding obligations as of March 31, 1995 and 1994 were 7.19 percent and 4.69 percent, respectively. The Partnership paid a one-time loan facility fee of $175,000 upon closing of the new revolving credit facility.

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

Regulatory Matters

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes a greater degree of regulation on the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned by the Partnership, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993.

         On February 22, 1994, however, the FCC adopted several additional rate orders including orders which revised its earlier-announced regulatory scheme with respect to rates and established interim cost-of-service regulations. The FCC's February 22, 1994 regulations generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         The Partnership has filed cost-of-service showings for the Fort Myers, Florida and Orland Park/Park Forest, Illinois systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings for these systems have not yet received final approval from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions until such final approvals are received. The Partnership complied with the February 1994 benchmark regulations and further reduced rates in the Lake County, Illinois system effective July 1994.


                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $562,858, or approximately 8 percent, from $7,300,740 for the first quarter of 1994 to $7,863,598 for the comparable 1995 period. The Partnership has added approximately 5,100 basic subscribers since March 31, 1994, an increase of approximately 7 percent. The number of basic subscribers totaled 69,426 at March 31, 1994 compared to 74,510 at March 31, 1995. The increase in the number of basic subscribers accounted for approximately 50 percent of the increase in revenues. Basic service rate adjustments implemented in all of the Partnership's systems accounted for approximately 30 percent of the increase and advertising revenues accounted for approximately 10 percent of the increase in revenues. The increase in revenues would have been greater but for the reduction in certain rates charged due to basic rate regulations issued by the FCC in April 1993 and February 1994 with which the Partnership complied effective September 1993 and July 1994. No other individual factor was significant to the increase in revenues.

          Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $607,448, or approximately 15 percent, from $4,080,260 for the first quarter of 1994 to $4,687,708 for the comparable period in 1995. Operating expenses represented approximately 56 percent of revenue for the first quarter of 1994 compared to approximately 60 percent of revenue for the same period in 1995. Increases in programming costs and revenue related expenses accounted for approximately 56 percent of the increase in operating expenses and were due, in part, to the increase in the subscriber base. Increases in personnel related expenses accounted for approximately 18 percent and increases in advertising related expenses accounted for approximately 8 percent of the increase in operating expenses. No other individual factor was significant to the increase in operating expenses. Management fees and allocated overhead from the General Partner increased $63,743, or approximately 7 percent, from $931,063 for the first three months of 1994 to $994,806 for the comparable 1995 period. This increase was due to an increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from the General Partner. The General Partner has experienced increases in certain expenses, including personnel costs, a portion of which is allocated to the Partnership.

         Depreciation and amortization expense increased $13,684, or approximately 1 percent, from $1,820,290 for the first three months of 1994 to $1,833,974 for the comparable 1995 period due to additions to the Partnership's asset base.

         Operating income decreased $122,017, or approximately 26 percent, from $469,127 in 1994 to $347,110 in 1995. This decrease was primarily due to increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues. Operating income before depreciation and amortization decreased $108,333, or approximately 5 percent, from $2,289,417 for the three months ended March 31, 1994 to $2,181,084 for the similar period in 1995. This decrease was due to the increases in operating expenses and management fees and allocated overhead from the General Partner exceeding the increase in revenues. The decrease in operating income before depreciation and amortization reflects the effect of FCC rate regulations under the 1992 Cable Act which have caused revenues to increase more slowly than in prior years. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than otherwise would have been the case. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the General Partner which are allocated to the Partnership, continue to increase at historic rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). The General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings; (b) product re-marketing and re-packaging and (c) marketing efforts targeted at non-subscribers.

         Interest expense increased $151,213, or approximately 41 percent, from $371,400 for the first quarter of 1994 to $522,613 for the comparable 1995 period. This increase was due to higher effective interest rates on interest bearing obligations during 1995 as compared to 1994. The Partnership recorded a net loss of $202,108 for the first quarter of 1995 compared to net income of $86,216 for the comparable 1994 period. This change was due to the factors discussed above.

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

                                      CABLE TV FUND 12-A, LTD.
                                      BY:  JONES INTERCABLE, INC.
                                      General Partner



                                      By:   /S/ Kevin P. Coyle
                                            --------------------------
                                           Kevin P. Coyle
                                           Group Vice President/Finance
                                           (Principal Financial Officer)

Dated:  May 12, 1995

                              INDEX TO EXHIBITS


Exhibit                 Description                   Page
- - -------                 -----------                   ----
  27                    Financial Data Schedule