Form 10-Q
period 1995-06-30
CABLE TV FUND 12-A LTD
filed 1995-08-11
CIK 763657

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 1995.

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from___________________to_____________.

                        Commission File Number:  0-13193


                            CABLE TV FUND 12-A, LTD.
_____________________________________________________________________________
                Exact name of registrant as specified in charter

Colorado                                                         #84-0968104
State of organization                                 I.R.S. employer I.D. #

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

Yes   X                                                               No ____

                            CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                              June 30,            December 31,
                     ASSETS                                                     1995                  1994
                     ------                                                ------------          ------------
CASH                                                                       $    130,563          $    578,657

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $27,707 and $32,813
  at June 30, 1995 and December 31, 1994,
  respectively                                                                  361,965               374,817

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                     75,448,191            72,891,760
  Less- accumulated depreciation                                            (43,748,511)          (40,728,415)
                                                                           ------------          ------------
                                                                             31,699,680            32,163,345

  Franchise costs, net of accumulated amortization
    of $20,556,132 and $20,131,554 at June 30, 1995
    and December 31, 1994, respectively                                       2,795,990             3,220,568
  Subscriber lists, net of accumulated amortization
    of $11,578,616 and $11,411,057 at June 30, 1995
    and December 31, 1994, respectively                                          32,249               199,808
                                                                           ------------          ------------
         Total investment in cable
           television properties                                             34,527,919            35,583,721

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                 319,733               187,946
                                                                           ------------          ------------
         Total assets                                                      $ 35,340,180          $ 36,725,141
                                                                           ============          ============

            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                            CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                          June 30,             December 31,
        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                         1995                  1994
        -------------------------------------------                    ------------            ------------
LIABILITIES:
  Debt                                                                 $ 26,209,537            $ 26,402,399
  Accounts payable-
    Trade                                                                     1,763                  30,848
    General Partner                                                         248,586               1,305,933
  Accrued liabilities                                                     1,313,679               1,317,298
  Subscriber prepayments                                                    160,493                 131,152
                                                                       ------------            ------------
         Total liabilities                                               27,934,058              29,187,630
                                                                       ------------            ------------
PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                       1,000                   1,000
    Accumulated deficit                                                    (374,447)               (373,133)
                                                                       ------------            ------------
                                                                           (373,447)               (372,133)
                                                                       ------------            ------------
  Limited Partners-
    Net contributed capital (104,000 units
      outstanding at June 30, 1995 and
      December 31, 1994)                                                 44,619,655              44,619,655
    Accumulated deficit                                                 (36,840,086)            (36,710,011)
                                                                       ------------            ------------
                                                                          7,779,569               7,909,644
         Total liabilities and                                         ------------            ------------
           partners' capital (deficit)                                 $ 35,340,180            $ 36,725,141
                                                                       ============            ============

            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                            CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                            For the Three Months Ended                For the Six Months Ended
                                                    June 30,                                  June 30,
                                          ----------------------------            --------------------------------
                                             1995              1994                    1995                 1994
                                          ----------        ----------            -----------          -----------
REVENUES                                  $8,040,755        $7,303,783            $15,904,353          $14,604,523

COSTS AND EXPENSES:
  Operating expenses                       4,666,885         4,369,805              9,354,593            8,450,065
  Management fees and
    allocated overhead
    from General Partner                     933,854           919,044              1,928,660            1,850,107
  Depreciation and
    amortization                           1,802,778         1,782,501              3,636,752            3,602,791
                                          ----------        ----------            -----------          -----------
OPERATING INCOME                             637,238           232,433                984,348              701,560
                                          ----------        ----------            -----------          -----------
OTHER INCOME (EXPENSE):
  Interest expense                          (517,773)         (425,779)            (1,040,386)           (797,179)
  Other, net                                 (48,746)          (63,707)               (75,351)            (75,218)
                                          ----------        ----------            -----------          ----------
         Total other income
           (expense), net                   (566,519)         (489,486)            (1,115,737)           (872,397)
                                          ----------        ----------            -----------          ----------
NET INCOME (LOSS)                         $   70,719        $ (257,053)          $   (131,389)        $  (170,837)
                                          ==========        ==========            ===========          ==========
ALLOCATION OF NET
  INCOME (LOSS):
  General Partner                         $      707        $   (2,571)          $     (1,314)        $    (1,708)
                                          ==========        ==========            ===========          ==========
  Limited Partners                        $   70,012        $ (254,482)          $   (130,075)        $  (169,129)
                                          ==========        ==========            ===========          ==========
NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT                $      .67        $    (2.45)          $      (1.25)        $     (1.63)
                                          ==========        ==========            ============         ===========
WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                         104,000            104,000                104,000             104,000
                                          =========         ==========            ============         ===========

            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                              For the Six Months Ended
                                                                                       June 30,

                                                                             1995                  1994
                                                                        ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $   (131,389)         $  (170,837)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                                          3,636,752            3,602,791
    Amortization of interest rate protection
      contract                                                                25,002               25,002
    Decrease (increase) in trade receivables                                  12,852              (88,383)
    (Increase) decrease in deposits, prepaid expenses and
      deferred charges                                                      (181,308)              12,588
    (Decrease) increase in amount due General Partner                     (1,057,347)             330,458
    Decrease in trade accounts payable,
      accrued liabilities and subscriber prepayments                          (3,363)             (55,783)

         Net cash provided by operating activities                         2,301,199            3,655,836
                                                                        ------------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                 (2,556,431)          (2,200,705)
                                                                        ------------          -----------
         Net cash used in investing activities                            (2,556,431)          (2,200,705)
                                                                        ------------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                28,015,986               49,816
  Repayment of debt                                                      (28,208,848)          (2,313,514)

         Net cash used in financing activities                              (192,862)          (2,263,698)
                                                                        ------------          -----------


Decrease in cash                                                            (448,094)            (808,567)

Cash, beginning of period                                                    578,657            1,610,187
                                                                        ------------          -----------
Cash, end of period                                                     $    130,563          $   801,620
                                                                        ============          ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $    909,460          $   780,777
                                                                        ============          ===========

            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A (the "Partnership") at June 30, 1995 and December 31, 1994, its Statements of Operations for the three and six month periods ended June 30, 1995 and 1994 and its Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television systems serving areas in and around Fort Myers, Florida; Lake County, Illinois; and Orland Park/Park Forest, Illinois.

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1995 were $402,038 and $795,218, respectively, as compared to $365,189 and $730,226, respectively, for the similar 1994 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner, and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1995 were $531,816 and $1,133,442, respectively, as compared to $553,855 and $1,119,881, respectively, for the similar 1994 periods.

                            CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION

         For the six months ended June 30, 1995, the Partnership generated net cash from operating activities totaling $2,901,199, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $2,556,000 during the first six months of 1995. Approximately 30 percent of these expenditures related to the construction of service drops to subscribers' homes. Approximately 20 percent of the expenditures related to the construction of new cable plant and approximately 9 percent of these expenditures was for pay security equipment. The remaining expenditures were used for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash generated from operations. Anticipated capital expenditures for the remainder of 1995 are approximately $2,100,000. Approximately 37 percent is expected to be used to continue construction of new cable plant and approximately 34 percent will be used for the construction of service drops to subscribers' homes. The remainder of the anticipated expenditures is expected to be used for various enhancements in all of the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings available under the Partnership's credit facility discussed below.

         On January 30, 1995, the Partnership entered into a $30,000,000 revolving credit facility and repaid $26,125,000 outstanding under its previous term loan. Under the terms of the agreement, the revolving credit facility will expire on December 31, 1996, at which time the then-outstanding balance will convert to a term loan. The term loan will be payable in 20 consecutive quarterly installments that will commence on March 31, 1997. At June 30, 1995, $26,000,000 was outstanding under this credit facility. Generally, interest payable on amounts borrowed under the revolving credit facility is at the Partnership's option of Prime or a fixed rate defined as the Euro-Rate plus 1 percent. The effective interest rates on outstanding obligations as of June 30, 1995 and 1994 were 7.19 percent and 5.82 percent, respectively.

         In January 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $15,000,000. The Partnership paid a fee of $150,000. The agreement protects the Partnership from a three month LIBOR interest rate that exceeds 7 percent for three years from the date of the agreement.

         The General Partner believes that the Partnership has sufficient sources of capital from cash on hand, cash generated from operations and borrowings available under its credit facility to meet its presently anticipated needs.


                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $736,972, or approximately 10 percent, to $8,040,755 for the three month period ended June 30, 1995 from $7,303,783 for the comparable 1994 period. Revenues of the Partnership increased $1,299,830, or approximately 9 percent, to $15,904,353 for the six month period ended June 30, 1995 from $14,604,523 for the comparable 1994 period. The Partnership has added approximately 4,770 basic subscribers since June 30, 1994, an increase of approximately 7 percent. The number of basic subscribers totaled 71,873 at June 30, 1995 compared to 67,103 at June 30, 1994. The increase in the number of basic subscribers accounted for approximately 46 percent and 54 percent, respectively, of the increase in revenues for the three and six month periods. Basic service rate adjustments implemented in all of the Partnership's systems accounted for approximately 29 percent and 33 percent, respectively, of the increase for the three and six month periods. Advertising revenues accounted for approximately 12 percent of the increase in revenues for both the three and six month periods. No other individual factor was significant to the increase in revenues.

          Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $297,080, or approximately 7 percent, to $4,666,885 for the three month period ended June 30, 1995 from $4,369,805 for the comparable 1994 period. Operating expenses represented approximately 58 percent of revenue for the second quarter of 1995 compared to approximately 60 percent of revenue for the same period in 1994. Operating expenses increased $904,528, or approximately 11 percent, to $9,354,593 for the six month period ended June 30, 1995 from $8,450,065 for the comparable 1994 period. This expense represented 59 percent and 58 percent of revenue for the six month periods ended June 30, 1995 and 1994, respectively. Increases in programming costs accounted for approximately 76 percent and 49 percent of the increase in operating expenses for the three and six month periods ended June 30, 1995, respectively, and were due, in part, to the increase in the subscriber base. No other individual factor was significant to the increase in operating expenses.

         Management fees and allocated overhead from the General Partner increased $14,810, or approximately 2 percent, to $933,854 for the three month period ended June 30, 1995 from $919,044 for the comparable 1994 period. Management fees and allocated overhead from the General Partner increased $78,553, or approximately 4 percent, to $1,928,660 for the six month period ended June 30, 1995 from $1,850,107 for the comparable 1994 period. These increases were due to an increase in revenues, upon which such fees and allocations are based.

         Depreciation and amortization expense increased $20,277, or approximately 1 percent, to $1,802,778 for the three month period ended June 30, 1995 from $1,782,501 for the comparable 1994 period. Depreciation and amortization increased $33,961, or approximately 1 percent, to $3,636,752 for the six month period ended June 30, 1995 from $3,602,791 for the comparable 1994 period. These increases were due to additions to the Partnership's asset base.

         Operating income increased $404,805, to $637,238 for the three month period ended June 30, 1995 from $232,433 for 1994. For the six month periods, operating income increased $282,788, or approximately 40 percent, to $984,348 in 1995 from $701,560 in 1994. These increases were due to the increases in revenue exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner and depreciation and amortization expense. Operating income before depreciation and amortization increased $425,082, or approximately 21 percent, to $2,440,016 for the three months ended June 30, 1995 from $2,014,934 for the similar period in 1994. Operating income before depreciation and amortization increased $316,749, or approximately 7 percent, to $4,621,100 for the six month period ended June 30, 1995 from $4,304,351 for the comparable 1994 period. These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense increased $91,994, or approximately 22 percent, to $517,773 for the three month period ended June 30, 1995 from $425,779 for the comparable 1994 period. Interest expense increased $243,207, or approximately 31 percent to $1,040,386 for the six month period ended June 30, 1995 from $797,179 for the comparable 1994 period. These increases were due to higher effective interest rates and higher outstanding balances on interest bearing obligations.

         The Partnership recorded net income of $70,719 for the three month period ended June 30, 1995, compared to a net loss of $257,053 for the comparable 1994 period. The Partnership recorded a net loss of $131,389 and $170,837 for the six month periods ended June 30, 1995 and 1994, respectively. The increases in net income are due to the factors discussed above.

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

                                         CABLE TV FUND 12-A, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                         General Partner



                                         By:  /S/ Kevin P. Coyle
                                              ------------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)



Dated:  August 11, 1995

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
- -----------                  -------------------                           ----

    27                     Financial Data Schedule