Form 10-Q
period 1995-09-30
CABLE TV FUND 12-A LTD
filed 1995-11-13
CIK 763657

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 1995.

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from _________ to ________.

                        Commission File Number:  0-13193


                           CABLE TV FUND 12-A, LTD.
--------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                             #84-0968104
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

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

                            CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                 September 30,           December 31,
                             ASSETS                                                  1995                    1994
                             ------                                              -------------           -------------
CASH                                                                             $     200,753           $     578,657

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $40,003 and $32,813
  at September 30, 1995 and December 31, 1994,
  respectively                                                                         474,333                 374,817

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                            76,898,826              72,891,760
  Less-accumulated depreciation                                                    (45,257,897)            (40,728,415)
                                                                                 -------------           -------------

                                                                                    31,640,929              32,163,345

  Franchise costs, net of accumulated amortization
    of $20,768,422 and $20,131,554 at September 30, 1995
    and December 31, 1994, respectively                                              2,583,700               3,220,568
  Subscriber lists, net of accumulated amortization
    of $11,585,526 and $11,411,057 at September 30, 1995
    and December 31, 1994, respectively                                                 25,339                 199,808
                                                                                 -------------           -------------

  Total investment in cable
    television properties                                                           34,249,968              35,583,721

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                        355,814                 187,946
                                                                                 -------------           -------------

  Total assets                                                                   $  35,280,868           $  36,725,141
                                                                                 =============           =============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                       September 30,           December 31,
             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                   1995                    1994
             -------------------------------------------               -------------           ------------
LIABILITIES:
  Debt                                                                 $ 26,729,758            $ 26,402,399
  Accounts payable-
    Trade                                                                    53,102                  30,848
    General Partner                                                          -                    1,305,933
  Accrued liabilities                                                       881,746               1,317,298
  Subscriber prepayments                                                    130,947                 131,152
                                                                       ------------            ------------

         Total liabilities                                               27,795,553              29,187,630
                                                                       ------------            ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                       1,000                   1,000
    Accumulated deficit                                                    (373,655)               (373,133)
                                                                       ------------            ------------

                                                                           (372,655)               (372,133)
                                                                       ------------            ------------

  Limited Partners-
    Net contributed capital (104,000 units
      outstanding at September 30, 1995 and
      December 31, 1994)                                                 44,619,655              44,619,655
    Accumulated deficit                                                 (36,761,685)            (36,710,011)
                                                                       ------------            ------------

                                                                          7,857,970               7,909,644
                                                                       ------------            ------------
         Total liabilities and
           partners' capital (deficit)                                 $ 35,280,868            $ 36,725,141
                                                                       ============            ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                           For the Three Months Ended                  For the Nine Months Ended
                                                  September 30,                              September 30,
                                          ----------------------------             ---------------------------------
                                             1995              1994                   1995                  1994
                                          ----------        ----------             -----------          ------------
REVENUES                                  $7,884,435        $7,209,550            $ 23,788,788          $ 21,814,073

COSTS AND EXPENSES:
  Operating expenses                       4,703,889         4,394,735              14,058,482            12,844,800
  Management fees and
    allocated overhead
    from General Partner                     932,749           863,600               2,861,409             2,713,707
  Depreciation and
    amortization                           1,740,832         1,690,755               5,377,584             5,293,546
                                          ----------        ----------             -----------          ------------

OPERATING INCOME                             506,965           260,460               1,491,313               962,020
                                          ----------        ----------             -----------          ------------

OTHER INCOME (EXPENSE):
  Interest expense                          (492,393)         (413,595)             (1,532,779)           (1,210,774)
  Other, net                                  64,621           (70,436)                (10,730)             (145,654)
                                          ----------        ----------             -----------          ------------

         Total other income
           (expense), net                   (427,772)         (484,031)             (1,543,509)           (1,356,428)
                                          ----------        ----------             -----------          ------------

NET INCOME (LOSS)                         $   79,193        $ (223,571)           $    (52,196)         $   (394,408)
                                          ==========        ==========            ============          ============

ALLOCATION OF NET
  INCOME (LOSS):
  General Partner                         $      792        $   (2,236)           $       (522)         $     (3,944)
                                          ==========        ==========            ============          ============

  Limited Partners                        $   78,401        $ (221,335)           $    (51,674)         $   (390,464)
                                          ==========        ==========            ============          ============

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT                $      .75        $    (2.13)           $       (.50)         $      (3.76)
                                          ==========        ==========            ============          ============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                          104,000           104,000                 104,000               104,000
                                          ==========        ==========            ============          ============


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                            For the Nine Months Ended
                                                                                   September 30,
                                                                        ---------------------------------
                                                                            1995                 1994
                                                                        ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $    (52,196)        $   (394,408)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                                          5,377,584            5,293,546
    Amortization of interest rate protection contract                         37,503               37,503
    Decrease (increase) in trade receivables                                 (99,516)             171,530
    Increase in deposits, prepaid expenses and
      deferred charges                                                      (242,136)             (11,167)
    Increase (decrease) in amount due General Partner                     (1,305,933)           1,014,775
    Decrease in trade accounts payable,
      accrued liabilities and subscriber prepayments                        (413,503)            (185,544)
                                                                        ------------         ------------

         Net cash provided by operating activities                         3,301,803            5,926,235
                                                                        ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (4,007,066)          (3,667,852)
                                                                        ------------         ------------

         Net cash used in investing activities                            (4,007,066)          (3,667,852)
                                                                        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                28,571,560               49,816
  Repayment of debt                                                      (28,244,201)          (3,475,845)
                                                                        ------------         ------------

         Net cash provided by (used in) financing activities                 327,359           (3,426,029)
                                                                        ------------         ------------

Decrease in cash                                                            (377,904)          (1,167,646)

Cash, beginning of period                                                    578,657            1,610,187
                                                                        ------------         ------------

Cash, end of period                                                     $    200,753         $    442,541
                                                                        ============         ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $  1,520,439         $  1,220,742
                                                                        ============         ============


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A, Ltd. (the "Partnership") at September 30, 1995 and December 31, 1994, its Statements of Operations for the three and nine month periods ended September 30, 1995 and 1994 and its Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television systems serving areas in and around Fort Myers, Florida; Lake County, Illinois; and Orland Park/Park Forest, Illinois.

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1995 were $394,222 and $1,189,439, respectively, compared to $360,478 and $1,090,704, respectively, for the similar 1994 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner, and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1995 were $538,527 and $1,671,970, respectively, compared to $503,122 and $1,623,003, respectively, for the similar 1994 periods.

                            CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                             FINANCIAL CONDITION

         For the nine months ended September 30, 1995, the Partnership generated net cash from operating activities totaling approximately $3,302,000, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $4,007,000 during the first nine months of 1995. Approximately 44 percent of these expenditures related to the construction of service drops to subscribers' homes. Approximately 19 percent of these expenditures related to the construction of new cable plant and approximately 10 percent of these expenditures was for pay security equipment. The remaining expenditures were used for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash on hand, cash generated from operations and borrowings under the credit facility. Anticipated capital expenditures for the remainder of 1995 are approximately $800,000. Approximately 30 percent is expected to be used to continue construction of new cable plant and approximately 27 percent will be used for the construction of service drops to subscribers' homes. The remainder of anticipated expenditures is expected to be used for various enhancements in all of the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings available under the Partnership's credit facility discussed below.

         On January 30, 1995, the Partnership entered into a $30,000,000 revolving credit facility and repaid the then- outstanding balance of $26,125,000 under its previous term loan. Under terms of the agreement, the revolving credit facility will expire on December 31, 1996, at which time the then-outstanding balance will convert to a term loan. The term loan will be payable in 20 consecutive quarterly installments that will commence on March 31, 1997. At September 30, 1995, $26,500,000 was outstanding under this credit facility, leaving $3,500,000 of available borrowings. Generally, interest payable on amounts borrowed under the revolving credit facility is at the Partnership's option of Prime or a fixed rate defined as the London InterBank Offered Rate (LIBOR) plus 1 percent. The effective interest rates on outstanding obligations as of September 30, 1995 and 1994 were 6.91 percent and
6.25 percent, respectively.

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

Regulatory Matters

         The FCC's rate regulations related to the 1992 Cable Act contain provisions for increasing rates for added channels, external costs and inflation. The Partnership has been able to adjust rates recently under such provisions. Such adjustments, together with a reduction in the cost of implementing the 1992 Cable Act compared to such costs in prior periods, are expected to cause the Partnership's revenue and cash flow to increase in fiscal 1996.

         Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others much broader entry into the cable television business and, in turn, may allow cable operators into the telephone and other telecommunications businesses. While the General Partner is encouraged by provisions of the legislation, it is too early to assess the impact such legislation, if enacted, would have on the Partnership.


                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $674,885, or approximately 9 percent, to $7,884,435 for the three month period ended September 30, 1995 from $7,209,550 for the comparable 1994 period. Revenues of the Partnership increased $1,974,715, or approximately 9 percent, to $23,788,788 for the nine month period ended September 30, 1995 from $21,814,073 for the comparable 1994 period. The Partnership added approximately 4,410 basic subscribers since

September 30, 1994, an increase of approximately 6 percent. The number of basic subscribers totaled 72,355 at September 30, 1995 compared to 67,945 at September 30, 1994. The increase in the number of basic subscribers accounted for approximately 46 percent and 51 percent, respectively, of the increase in revenues for the three and nine month periods. Basic service rate adjustments implemented in all of the Partnership's systems accounted for approximately 31 percent and 32 percent, respectively, of the increase for the three and nine month periods. No other individual factor was significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $309,154, or approximately 7 percent, to $4,703,889 for the three month period ended September 30, 1995 from $4,394,735 for the comparable 1994 period. Operating expenses represented approximately 60 percent of revenue for the third quarter of 1995 compared to approximately 61 percent of revenue for the same period in 1994. Operating expenses increased $1,213,682, or approximately 9 percent, to $14,058,482 for the nine month period ended September 30, 1995 from $12,844,800 for the comparable 1994 period. This expense represented approximately 59 percent of revenue for the nine month periods ended September 30, 1995 and 1994. Increases in programming costs accounted for approximately 78 percent and 61 percent of the increase in operating expenses for the three and nine month periods ended September 30, 1995, respectively, and were due, in part, to the increase in the subscriber base. No other individual factor was significant to the increase in operating expenses.

         Management fees and allocated overhead from the General Partner increased $69,149, or approximately 8 percent, to $932,749 for the three month period ended September 30, 1995 from $863,600 for the comparable 1994 period. Management fees and allocated overhead from the General Partner increased $147,702, or approximately 5 percent, to $2,861,409 for the nine month period ended September 30, 1995 from $2,713,707 for the comparable 1994 period. These increases were due to an increase in revenues, upon which such management fees are based, as well as an increase in expenses allocated from the General Partner. The General Partner has experienced increases in expenses, a portion of which are allocated to the Partnership.

         Depreciation and amortization expense increased $50,077, or approximately 3 percent, to $1,740,832 for the three month period ended September 30, 1995 from $1,690,755 for the comparable 1994 period.
Depreciation and amortization increased $84,038, or approximately 2 percent, to $5,377,584 for the nine month period ended September 30, 1995 from $5,293,546 for the comparable 1994 period. These increases were due to additions to the Partnership's depreciable asset base.

         Operating income increased $246,505, to $506,965 for the three month period ended September 30, 1995 from $260,460 for 1994. For the nine month periods, operating income increased $529,293, or approximately 55 percent, to $1,491,313 in 1995 from $962,020 in 1994. These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner and depreciation and amortization expense.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $296,582, or approximately 15 percent, to $2,247,797 for the three months ended September 30, 1995 from $1,951,215 for the similar period in 1994. Operating income before depreciation and amortization increased $613,331, or approximately 10 percent, to $6,868,897 for the nine month period ended September 30, 1995 from $6,255,566 for the comparable 1994 period. These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense increased $78,798, or approximately 19 percent, to $492,393 for the three month period ended September 30, 1995 from $413,595 for the comparable 1994 period. Interest expense increased $322,005, or approximately 27 percent, to $1,532,779 for the nine month period ended September 30, 1995 from $1,210,774 for the comparable 1994 period. These increases were due to higher effective interest rates and higher outstanding balances on interest bearing obligations.

         The Partnership recorded net income of $79,193 for the three month period ended September 30, 1995, compared to a net loss of $223,571 for the comparable 1994 period. The Partnership recorded net losses of $52,196 and $394,408 for the nine month periods ended September 30, 1995 and 1994, respectively. These changes are due to the factors discussed above.

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

                                       CABLE TV FUND 12-A, LTD.
                                       BY:  JONES INTERCABLE, INC.
                                       General Partner



                                       By:  /S/ Kevin P. Coyle
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)

Dated:  November 13, 1995

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                           PAGE
------                        -------------------                           ----
27                Financial Data Schedule