Form 10-K
period 1995-12-31
CABLE TV FUND 12-A LTD
filed 1996-03-29
CIK 763657

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from               to
                              ---------------  ---------------

Commission file number:             0-13193

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
             (Exact name of registrant as specified in its charter)

        Colorado                                          84-098104
        --------                                          ---------
(State of Organization)                        (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309                         (303) 792-3111
---------------------------------------------                         --------------
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

         Yes        x                                            No
                 -------                                               -------

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                         -------

                    DOCUMENTS INCORPORATED BY REFERENCE: None

(21355)

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

         The Partnership owns the cable television systems serving areas in and around Fort Myers, Florida (the "Fort Myers System"), Lake County, Illinois (the "Lake County System"), and Orland Park and Park Forest, Illinois (the "Northern Illinois System"). The Fort Myers System, the Lake County System and the Northern Illinois System may hereinafter collectively be referred to as the "Systems."

         CABLE TELEVISION SERVICES. The Systems offer to subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

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

         The Systems offer tier services on an optional basis to its subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Systems also offer a package that includes the basic service channels and the tier services.

         The Systems also offer premium services to subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves. Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

         The Systems also offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. At December 31, 1995, the Systems' monthly basic service rates ranged from $7.99 to $11.26, monthly basic and tier ("basic plus") service rates ranged from $19.99 to $24.01 and monthly premium services ranged from $2.00 to $12.95 per premium service. In addition, the Partnership earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $1.95 to $35.73; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1995, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 68% of total revenues, premium service fees accounted for approximately 14% of total revenues, pay-per-view fees were approximately 2% of total revenues, advertising fees were approximately 7% of total revenues and the remaining 9% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

         FRANCHISES. The Systems are constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction, conditions of service, including the number of channels, types of programming and the provision of free service to schools and certain other public institutions, and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation.

         The Partnership holds 9 franchises relating to the Systems. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The Partnership has never had a franchise revoked. The Partnership's franchise expiration dates currently range from March 1996 to January 2002. The Partnership is currently negotiating the renewal of the 7 franchises that will expire prior to December 31, 1996, and the General Partner has no reason to believe that such franchises will not be renewed in due course. The General Partner recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

         COMPETITION. Cable television systems currently experience competition from several sources. A potential source of significant competition is Direct Broadcast Satellite ("DBS") services that use video compression technology to increase channel capacity and provide packages of movies, network and other program services that are competitive with those of cable television systems. Two companies offering high-power DBS services began operations in 1994, and a third company offering high-power DBS service is scheduled to begin operations in the first half of 1996. In addition, a joint venture has won the right to provide a DBS service through a FCC spectrum auction. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that a number of DBS subscribers also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local video services programming not available through DBS service.

         Although neither the Partnership nor the General Partner has yet encountered competition from a telephone company providing video services as a cable operator or video dialtone operator, it is anticipated that the cable television systems owned or managed by the General Partner will face such competition in the near future. Legislation recently enacted into law will make it possible for companies with considerable resources to enter the business. For example, in February 1996, one of the regional Bell operating companies entered into an agreement to acquire the nation's third largest cable television company, which has a significant number of cable systems in the Chicago area in close proximity to the Northern Illinois System and the Lake County System. In addition, several telephone companies have begun seeking cable television franchises from local governmental authorities as a consequence of litigation that successfully challenged the constitutionality of the cable television/telephone company cross-ownership rules. The General Partner cannot predict at this time when and to what extent telephone companies will provide cable television service within service areas in competition with cable television systems owned or managed by the General Partner. The General Partner is aware of the following imminent competition from telephone companies:
Ameritech, one of the seven regional Bell operating companies, which provides telephone service in a multi-state region including Illinois, has just obtained a franchise that will allow it to provide cable television service in Naperville, Illinois, a community currently served by a cable system owned by another one of the public limited partnerships managed by the General Partner. Ameritech in the future may seek franchises in areas served by the Northern Illinois System and the Lake County System. Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company, both subsidiaries of Bell Atlantic, another of the regional Bell operating companies, have announced their intention to build a cable television system in Alexandria, Virginia in competition with a cable television system owned by the General Partner. Bell Atlantic is preparing for the operation of a telecommunications and video business in northern Virginia, including the Alexandria metropolitan area. The FCC has granted GTE Virginia's application for authority to construct, operate, own and maintain video dialtone facilities in northern Virginia, including in the service area of a cable television system owned by the General Partner. To date, GTE has not begun construction of a video distribution system. The entry of telephone companies as direct competitors could adversely affect the profitability and market value of the General Partner's owned and managed systems.

         Additional competition is present from several sources, including the following: Master Antenna Television and Satellite Master Antenna Television systems that serve multi-unit dwellings such as condominiums, apartment complexes, motels, hotels and private residential communities; private cable television/telephonic companies that have secured exclusive contracts to provide video and telephony services to multi-unit dwellings and similar complexes; and multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable which generally focus on providing service to residents of rural areas. In addition, the FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS") that would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. Several cable television multiple system operators hold or have requested experimental licenses from the FCC to test PCS technology.

         REGULATION AND LEGISLATION. The cable industry is regulated under the Telecommunications Act of 1996 (the "1996 Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the regulations implementing these statutes. The Federal Communications Commission (the "FCC") has promulgated regulations covering such areas as the registration of cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable and cable programming service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. In addition, cable operators periodically are required to file various informational reports with the FCC. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. State or local franchising authorities, as applicable, also have the right to enforce various regulations, impose fines or sanctions, issue orders or seek revocation subject to the limitations imposed upon such franchising authorities by federal, state and local laws and regulations. Several states have assumed regulatory jurisdiction of the cable television industry, and it is anticipated that other states will do so in the future. To the extent the cable television industry begins providing telephone service, additional state regulations will be applied to the cable television industry. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         The following is a summary of federal laws and regulations materially affecting the cable television industry, and a description of state and local laws with which the cable industry must comply.

         Telecommunications Act of 1996. The 1996 Act, which became law on February 28, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of small cable operators (those that provide service to 50,000 or fewer subscribers) effective immediately. The 1996 Act also revised the procedures for filing a cable programming service tier rate complaint and adds a new effective competition test.

         The most far-reaching changes in the communications business will result from the telephony provisions of the 1996 Act. The statute expressly preempts any legal barriers to competition in the local telephone business that previously existed in state and local laws and regulations. Many of these barriers had been lifted by state actions over the last few years, but the 1996 Act completes the task. The 1996 Act also establishes new requirements for maintaining and enhancing universal telephone service and new obligations for telecommunications providers to maintain privacy of customer information. The 1996 Act establishes uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services.

         The 1996 Act repealed the cable television/telephone cross-ownership ban adopted in the 1984 Cable Act. The federal cross-ownership ban was particularly important to the cable industry because telephone companies already own certain facilities such as poles, ducts and associated rights of way. While this ban had been overturned by several courts, formal removal of the ban ended the last legal constraints on telephone company plans to enter the cable market. Under the 1996 Act, telephone companies in their capacity as common carriers now may lease capacity to others to provide cable television service. Telephone companies have the option of providing video service as cable operators or through "open video systems" ("OVS"), a regulatory regime that may provide more flexibility than traditional cable service. The 1996 Act exempts OVS operators from many of the regulatory obligations that currently apply to cable operators, such as rate regulation and franchise fees, although other requirements are still applicable. OVS operators, although not subject to franchise fees as defined by the 1992 Cable Act, are subject to fees charged by local franchising authorities or other governmental entities in lieu of franchise fees. (Under certain circumstances, cable operators also will be able to offer service through open video systems.) In addition, the 1996 Act eliminated the requirement that telephone companies file Section 214 applications (applications to provide video dialtone services) with the FCC before providing video service. This limits the opportunity of cable operators to mount challenges at the FCC regarding telephone company entry into the video market. The 1996 Act also contains restrictions on buying out incumbent cable operators in a telephone company's service area, especially in suburban and urban markets.

         Other parts of the 1996 Act also will affect cable operators. Under the 1996 Act, the FCC is required to revise the current pole attachment rate formula. This revision will result in an increase in the rates paid by entities, including cable operators, that provide telecommunication services. The rates will be phased in after a five-year period. (Cable operators that provide only cable services will be unaffected.) Under the V-chip provisions of the 1996 Act, cable operators and other video providers are required to pass along any program rating information that programmers include in video signals. Cable operators also are subject to new scrambling requirements for sexually explicit programming, and cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services. In addition, cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services, although these provisions already have been challenged in court, and the courts have preliminarily enjoined the enforcement of these content-based provisions.

         Under the 1996 Act, a franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise, and franchising authorities are preempted from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. The 1996 Act also repealed the 1992 Cable Act's anti-trafficking provision, which generally required the holding of cable television systems for three years.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC shortly will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.

         Cable Television Consumer Protection and Competition Act of 1992. The 1992 Cable Act, which became effective on December 4, 1992, caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally mandated a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, became subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allowed the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the General Partner on behalf of the Partnership reduced rates charged for certain regulated services in the Partnership's cable systems effective September 1, 1993. These reductions resulted in some decrease in Partnership revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally required rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. Further rate reductions for cable systems whose rates are below the revised benchmark levels, as well as reductions that would require operators to reduce rates below benchmark levels in order to achieve a 17 percent rate reduction, were held in abeyance pending completion of cable system cost studies. The FCC recently requested some of these "low price" systems to complete cost study questionnaires. After review of these questionnaires, the FCC could decide to permanently defer any further rate reductions, or require the additional 7 percent rate roll back for some or all of these systems. The FCC has also adopted its proposed upgrade methodology by which operators would be permitted to recover the costs of upgrading their plant.

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

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, cable system operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5 percent mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5 percent mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price the NPT as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         In September 1995, the FCC authorized a new, alternative method of implementing rate adjustments which will allow cable operators to increase rates for programming annually on the basis of projected increases in external costs (inflation, costs for programming, franchise-related obligations and changes in the number of regulated channels) rather than on the basis of cost increases incurred in the preceding calendar quarter. Operators that elect not to recover all of their accrued external costs and inflation pass-throughs each year may recover them (with interest) in subsequent years.

         In December 1995, the FCC adopted final cost-of-service rate regulations requiring, among other things, cable operators to exclude 34 percent of system acquisition costs related to intangible and tangible assets used to provide regulated services. The FCC also reaffirmed the industry-wide 11.25 percent after tax rate of return on an operator's allowable rate base, but initiated a further rulemaking in which it proposes to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services are indexed for inflation, and operators are permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The United States Court of Appeals for the District of Columbia Circuit recently upheld the FCC's rate regulations implemented pursuant to the 1992 Cable Act, but ruled that the FCC impermissibly failed to permit cable operators to adjust rates for certain cost increases incurred during the period between the date the 1992 Cable Act was passed through the initial date of rate regulation. The FCC has not yet implemented the court's ruling.

         There have been several lawsuits filed by cable operators and programmers in federal court challenging various aspects of the 1992 Cable Act including its provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. On December 12, 1995, the three-judge federal district court again upheld the must-carry rules' validity. This decision has been appealed to the United States Supreme Court.

         In 1993, a federal district court upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional and these decisions have been appealed. The FCC's regulations relating to the carriage of indecent programming, which were recently upheld by the United States Court of Appeals for the District of Columbia, have been appealed to the United States Supreme Court.

         Franchising. The responsibility for franchising or other authorization of cable television systems is left to state and local authorities. There are, however, several provisions in the 1984 Cable Act that govern the terms and conditions under which cable television systems provide service. These include uniform standards and policies that are applicable to cable television operators seeking renewal of a cable television franchise. The procedures established provide for a formal renewal process should the franchising authority and the cable television operator decline to use an informal procedure. A franchising authority unable to make a preliminary determination to renew a franchise is required to hold a hearing in which the operator has the right to participate. In the event a determination is made not to renew the franchise at the conclusion of the hearing, the franchising authority must provide the operator with a written decision stating the specific reasons for non-renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the present franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal or technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court.

         A provision of the 1996 Act preempts franchising authorities from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. A franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise.

         GENERAL. The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. Each of the Systems has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

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

                               ITEM 2. PROPERTIES

         The cable television systems owned by the Partnership are described below:

                         SYSTEM                          ACQUISITION DATE
                         ------                          ----------------

         Fort Myers System                                May 1985
         Northern Illinois System                         May 1985
         Lake County System                               May 1985


         The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay

TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1995, the Lake County System operated cable plant passing approximately 24,600 homes, representing an approximate 75% penetration rate; the Northern Illinois System operated cable plant passing approximately 29,500 homes, representing an approximate 66% penetration rate; and the Fort Myers System operated cable plant passing approximately 67,500 homes, representing an approximate 56% penetration rate. Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                                               At December 31,
                                                               ------------------------------------------------
LAKE COUNTY SYSTEM                                             1995                  1994                  1993
------------------                                             ----                  ----                  ----
Monthly basic plus service rate                              $ 22.52               $ 21.26               $ 22.13
Basic subscribers                                             18,611                17,021                15,216
Pay units                                                     12,375                11,671                12,091



                                                                               At December 31,
                                                               ------------------------------------------------
NORTHERN ILLINOIS SYSTEM                                       1995                  1994                  1993
------------------------                                       ----                  ----                  ----
Monthly basic plus service rate                              $ 24.01               $ 22.51               $ 22.51
Basic subscribers                                             19,730                18,375                16,875
Pay units                                                     14,418                14,996                15,005



                                                                               At December 31,
                                                               ------------------------------------------------
FT. MYERS SYSTEM                                               1995                  1994                  1993
----------------                                               ----                  ----                  ----
Monthly basic plus service rate                              $ 20.52               $ 19.52               $ 19.52
Basic subscribers                                             38,306                37,144                35,284
Pay units                                                     23,425                25,052                22,303




                            ITEM 3. LEGAL PROCEEDINGS

         None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1996, the number of equity security holders in the Partnership was 7,785.

Item 6. Selected Financial Data

                                                              For the Year Ended December 31,
                                    ----------------------------------------------------------------------------------

Cable TV Fund 12-A, Ltd.                 1995             1994              1993             1992              1991
------------------------            --------------   --------------    --------------   --------------    ------------
Revenues                            $32,080,534       $29,378,010       $28,963,726      $26,693,028       $24,322,600
Depreciation and Amortization         7,134,956         7,032,177         7,840,193        7,528,805         9,042,280
Operating Income (Loss)               2,381,418         1,377,680         1,196,824          514,394        (1,263,012)
Net Income (Loss)                       379,266          (492,539)         (409,726)      (1,583,447)       (3,898,842)
Net Income (Loss) per Limited
    Partnership Unit                       3.61             (4.69)           (3.90)           (15.07)          (37.11)
Weighted Average Number of Limited
    Partnership Units Outstanding       104,000           104,000           104,000          104,000           104,000
General Partner's Deficit              (368,340)         (372,133)         (367,208)        (363,111)         (347,277)
Limited Partners' Capital             8,285,117         7,909,644         8,397,258        8,802,887        10,370,500
Total Assets                         36,825,106        36,725,141        39,297,990       43,071,609        45,479,809
Debt                                 26,736,382        26,402,399        29,724,530       32,813,067        34,291,172
General Partner Advances                373,311         1,305,933           220,722          261,348            -

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                            CABLE TV FUND 12-A, LTD.

RESULTS OF OPERATIONS

         1995 compared to 1994

         Revenues of Cable TV Fund 12-A, Ltd. (the "Partnership") increased $2,702,524, or approximately 9 percent, to $32,080,534 in 1995 from $29,378,010 in 1994. An increase in the number of basic subscribers accounted for approximately 48 percent of the increase in revenues. The Partnership added 4,107 basic subscribers in 1995, an increase of approximately 6 percent. Basic subscribers totaled 76,647 at December 31, 1995, compared to 72,540 at December 31, 1994. Basic service rate increases implemented in all of the Partnership's systems accounted for approximately 32 percent of the increase in revenues. No other individual factor was significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $1,399,936, or approximately 8 percent, to $18,648,931 in 1995 from $17,248,995 in 1994. Operating expenses represented approximately 58 percent of revenues in 1995 compared to approximately 59 percent of revenues in 1994. An increase in programming fees accounted for approximately 65 percent of the increase in operating expenses and was due, in part, to the increase in the subscriber base. In addition, increases in marketing and plant-related expenses were partially offset by a decrease in personnel expense. No other individual factors contributed significantly to the increase in operating expenses.

         Management fees and allocated overhead from the General Partner increased $196,071, or approximately 5 percent, to $3,915,229 in 1995 from $3,719,158 in 1994 due primarily to the increase in revenues, upon which such fees and allocations are based.

         Depreciation and amortization expense increased $102,779, or approximately 1 percent, to $7,134,956 in 1995 from $7,032,177 in 1994 due to additions to the Partnership's depreciable asset base in 1995 and 1994.

         Operating income increased $1,033,738, or approximately 73 percent, to $2,381,418 in 1995 from $1,377,680 in 1994. This increase was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $1,106,517, or approximately 13 percent, to $9,516,374 in 1995 from $8,409,857 in 1994. This increase was due to the increase in revenues exceeding increases in operating expenses, management fees and allocated overhead from the General Partner.

         Interest expense increased $279,858, or approximately 16 percent, to $2,018,852 in 1995 from $1,738,994 in 1994 due to higher outstanding balances on interest bearing obligations.

         The Partnership recognized net income of $379,266 in 1995 compared to a net loss of $492,539 in 1994. This change was due to the factors discussed above.

         1994 compared to 1993

         Revenues of the Partnership increased $414,284, or approximately 1 percent, to $29,378,010 in 1994 from $28,963,726 in 1993. Increases in basic subscribers primarily accounted for the increase in revenues. The Partnership added 5,165 basic subscribers in 1994, an increase of approximately 8 percent. Basic subscribers totaled 72,540 at December 31, 1994, compared to 67,375 at December 31, 1993. Increases in advertising and pay-per-view revenues also contributed to the increase in revenues. The increase in revenues would have been greater but for the reduction in basic service rates due to basic service rate regulations issued by the FCC in April 1993 with which the Partnership complied effective September 1, 1993. No other individual factor was significant to the increase in revenues.

         Operating expenses increased $764,364, or approximately 5 percent, to $17,248,995 in 1994 from $16,484,631 in 1993. Operating expenses represented approximately 59 percent of revenue in 1994 compared to approximately 57 percent of revenue in 1993. An increase in programming fees accounted for approximately 55 percent of the increase in expense and was due, in part, to the increase in the subscriber base. In addition, increases in personnel, marketing and advertising expenses were partially offset by decreases in plant maintenance and copyright expenses. No other individual factors contributed significantly to the increase in operating expenses.

         Management fees and allocated overhead from the General Partner increased $277,080, or approximately 8 percent, to $3,719,158 in 1994 from $3,442,078 in 1993 due primarily to an increase in allocated expenses from the General Partner. The General Partner experienced increases in expenses in 1994.

         Depreciation and amortization expense decreased $808,016, or approximately 10 percent, to $7,032,177 in 1994 from $7,840,193 in 1993 due to the maturation of the Partnership's asset base.

         Operating income increased $180,856, or approximately 15 percent, to $1,377,680 in 1994 from $1,196,824 in 1993. This increase was due to the increase in revenues and the decrease in depreciation and amortization expense.

         Operating income before depreciation and amortization decreased $627,160, or approximately 7 percent, to $8,409,857 in 1994 from $9,037,017 in
1993. This decrease was due to the increase in operating expenses and management fees and allocated overhead from the General Partner exceeding the increase in revenues.

         Interest expense increased $176,682, or approximately 11 percent, to $1,738,994 in 1994 from $1,562,312 in 1993 due to higher effective interest rates on interest bearing obligations in 1995.

         Net loss increased $82,813, or approximately 20 percent, to $492,539 in 1994 from $409,726 in 1993 due to factors discussed above.

FINANCIAL CONDITION

         For the twelve months ended December 31, 1995, the Partnership generated net cash from operating activities totaling approximately $6,178,000, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $5,783,000 during 1995. Approximately 40 percent of these expenditures related to the construction of service drops to subscribers' homes. Approximately 22 percent of these expenditures related to the construction of new cable plant and approximately 9 percent of these expenditures was for pay security equipment. The remaining expenditures were used for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash on hand, cash generated from operations and borrowings under the Partnership's credit facility. Anticipated capital expenditures for 1996 are approximately $6,106,000. Approximately 25 percent is expected to be used to continue construction of new cable plant and approximately 40 percent will be used for the construction of service drops to subscribers' homes. The remainder of anticipated expenditures is expected to be used for various enhancements in all of the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings available under the Partnership's credit facility discussed below.

         On January 30, 1995, the Partnership entered into a $30,000,000 revolving credit facility and repaid the then-outstanding balance of $26,125,000 under its previous term loan. The revolving credit facility will expire on December 31, 1996, at which time the then-outstanding balance will convert to a term loan. The term loan will be payable in 20 consecutive quarterly installments that will commence on March 31, 1997. At December 31, 1995, $26,500,000 was outstanding under this credit facility, leaving $3,500,000 of available borrowings. Generally, interest payable on amounts borrowed under the revolving credit facility is at the Partnership's option of Prime or a fixed rate defined as the London Interbank Offered Rate plus 1 percent. The effective interest rates on outstanding obligations as of December 31, 1995 and 1994 were approximately 6.94 percent and approximately 7.33 percent, respectively.

         The General Partner believes that the Partnership has sufficient sources of capital from cash on hand, cash generated from operations and borrowings available under its credit facility to meet its presently anticipated needs.

REGULATION AND LEGISLATION

         The Partnership has filed cost-of-service showings in response to rulemakings concerning the 1992 Cable Act for its Orland Park, Illinois and Fort Myers, Florida systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from regulatory authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions in these systems until such final approvals are received.

         The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators including the Partnership effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership. See Item 1.

Item 8.  Financial Statements

                            CABLE TV FUND 12-A, LTD.

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1995 AND 1994

                                      INDEX

                                                                        Page
                                                                        ----
Report of Independent Public Accountants                                 15

Balance Sheets                                                           16

Statements of Operations                                                 18

Statements of Partners' Capital (Deficit)                                19

Statements of Cash Flows                                                 20

Notes to Financial Statements                                            21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Cable TV Fund 12-A, Ltd.:

                  We have audited the accompanying balance sheets of CABLE TV FUND 12-A, LTD. (a Colorado limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-A, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                 ARTHUR ANDERSEN LLP

Denver, Colorado,
  March 8, 1996.

                            CABLE TV FUND 12-A, LTD.

                             (A Limited Partnership)

                                 BALANCE SHEETS

                                                                                 December 31,
                                                                         ----------------------------
                  ASSETS                                                     1995            1994
                  ------                                                 ------------    ------------

CASH                                                                     $  1,307,723    $    578,657

TRADE RECEIVABLES, less allowance for doubtful receivables of $100,732
  and $32,813 at December 31, 1995 and 1994, respectively                     914,397         374,817

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                   78,674,556      72,891,760
  Less- accumulated depreciation                                          (46,771,823)    (40,728,415)
                                                                         ------------    ------------

                                                                           31,902,733      32,163,345

  Franchise costs, net of accumulated amortization of $20,980,711
    and $20,131,554 at December 31, 1995 and 1994, respectively             2,371,411       3,220,568
  Subscriber lists, net of accumulated amortization of $11,592,437
    and $11,411,057 at December 31, 1995 and 1994, respectively                18,428         199,808
                                                                         ------------    ------------
                  Total investment in cable television properties          34,292,572      35,583,721

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                               310,414         187,946
                                                                         ------------    ------------

                  Total assets                                           $ 36,825,106    $ 36,725,141
                                                                         ============    ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 12-A, LTD.
                             (A Limited Partnership)

                                 BALANCE SHEETS

                                                                               December 31,
                                                                      ----------------------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                               1995            1994
-------------------------------------------                           ------------    ------------
LIABILITIES:
  Debt                                                                $ 26,736,382    $ 26,402,399
  Accounts payable-
    Trade                                                                    6,730          30,848
    General Partner                                                        373,311       1,305,933
  Accrued liabilities                                                    1,668,216       1,317,298
  Subscriber prepayments                                                   123,690         131,152
                                                                      ------------    ------------

                  Total liabilities                                     28,908,329      29,187,630
                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-

    Contributed capital                                                      1,000           1,000
    Accumulated deficit                                                   (369,340)       (373,133)
                                                                      ------------    ------------

                                                                          (368,340)       (372,133)
                                                                      ------------    ------------

  Limited Partners-
    Net contributed capital (104,000 units outstanding at
      December 31, 1995 and 1994)                                       44,619,655      44,619,655
    Accumulated deficit                                                (36,334,538)    (36,710,011)
                                                                      ------------    ------------

                                                                         8,285,117       7,909,644
                                                                      ------------    ------------

                  Total liabilities and partners' capital (deficit)   $ 36,825,106    $ 36,725,141
                                                                      ============    ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 12-A, LTD.
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS

                                                              For the Year Ended December 31,
                                                      --------------------------------------------

                                                          1995            1994            1993
                                                      --------------------------------------------

REVENUES                                              $ 32,080,534    $ 29,378,010    $ 28,963,726

COSTS AND EXPENSES:
  Operating expenses                                    18,648,931      17,248,995      16,484,631
  Management fees and allocated overhead
   from General Partner                                  3,915,229       3,719,158       3,442,078
  Depreciation and amortization                          7,134,956       7,032,177       7,840,193
                                                      ------------    ------------    ------------

OPERATING INCOME                                         2,381,418       1,377,680       1,196,824
                                                      ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                      (2,018,852)     (1,738,994)     (1,562,312)
  Other, net                                                16,700        (131,225)        (44,238)
                                                      ------------    ------------    ------------

                  Total other income (expense), net     (2,002,152)     (1,870,219)     (1,606,550)
                                                      ------------    ------------    ------------

NET INCOME (LOSS)                                     $    379,266    $   (492,539)   $   (409,726)
                                                      ============    ============    ============

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                     $      3,793    $     (4,925)   $     (4,097)
                                                      ============    ============    ============

  Limited Partners                                    $    375,473    $   (487,614)   $   (405,629)
                                                      ============    ============    ============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT        $       3.61    $      (4.69)   $      (3.90)
                                                      ============    ============    ============

WEIGHTED AVERAGE NUMBER OF LIMITED
 PARTNERSHIP UNITS OUTSTANDING                             104,000         104,000         104,000
                                                      ============    ============    ============


                The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 12-A, LTD.
                             (A Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                     For the Year Ended December 31,
                               -----------------------------------------

                                   1995           1994           1993
                               -----------------------------------------
GENERAL PARTNER:
  Balance, beginning of year   $  (372,133)   $  (367,208)   $  (363,111)
  Net income (loss) for year         3,793         (4,925)        (4,097)
                               -----------    -----------    -----------

  Balance, end of year         $  (368,340)   $  (372,133)   $  (367,208)
                               ===========    ===========    ===========

LIMITED PARTNERS:
  Balance, beginning of year   $ 7,909,644    $ 8,397,258    $ 8,802,887
  Net income (loss) for year       375,473       (487,614)      (405,629)
                               -----------    -----------    -----------

  Balance, end of year         $ 8,285,117    $ 7,909,644    $ 8,397,258
                               ===========    ===========    ===========


                The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 12-A, LTD.
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                               For the Year Ended December 31,
                                                                        --------------------------------------------

                                                                            1995            1994            1993
                                                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $    379,266    $   (492,539)   $   (409,726)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Depreciation and amortization                                        7,134,956       7,032,177       7,840,193
      Amortization of interest rate protection contract                       50,004          50,004          49,991
      Decrease (increase) in trade receivables                              (539,580)        118,079        (310,709)
      Increase in deposits, prepaid expenses and deferred charges           (233,483)        (43,411)         (6,100)
      Increase (decrease) in amount due General Partner                     (932,622)      1,085,211         (40,626)
      Increase (decrease) in trade accounts payable, accrued
        liabilities and subscriber prepayments                               319,338         156,610        (234,730)
                                                                        ------------    ------------    ------------

                  Net cash provided by operating activities                6,177,879       7,906,131       6,888,293
                                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                 (5,782,796)     (5,615,530)     (3,638,680)
                                                                        ------------    ------------    ------------

                  Net cash used in investing activities                   (5,782,796)     (5,615,530)     (3,638,680)
                                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                28,612,825         192,155          46,448
  Repayment of debt                                                      (28,278,842)     (3,514,286)     (3,134,985)
  Purchase of interest rate protection contract                                 --              --          (150,000)
                                                                        ------------    ------------    ------------

                  Net cash provided by (used in) financing activities        333,983      (3,322,131)     (3,238,537)
                                                                        ------------    ------------    ------------

Increase (decrease) in cash                                                  729,066      (1,031,530)         11,076

Cash, beginning of year                                                      578,657       1,610,187       1,599,111
                                                                        ------------    ------------    ------------

Cash, end of year                                                       $  1,307,723    $    578,657    $  1,610,187
                                                                        ============    ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $  1,850,342    $  1,691,031    $  1,583,758
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

                            CABLE TV FUND 12-A, LTD.
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

         Cable TV Fund 12-A, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on January 2, 1985, under a public program sponsored by Jones Intercable, Inc. ("Intercable"). The Partnership was formed to acquire, construct, develop and operate cable television systems. The Partnership owns and operates the cable television systems serving areas in and around Fort Myers, Florida and Lake County, Orland Park and Park Forest, Illinois. Intercable, a publicly held Colorado corporation, is the "General Partner" and manages the Partnership. Intercable and its subsidiaries also own and operate cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities.

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

         The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Intangible Assets

         Costs assigned to franchises and subscriber lists are being amortized using the straight-line method over the following remaining estimated useful lives:

                Franchise costs                     1 -   4 years
                Subscriber lists                          1 year

         Revenue Recognition

         Subscriber prepayments are initially deferred and recognized as revenue when earned.

(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Management Fees, Distribution Ratios and Reimbursements

         Intercable manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the years ended December 31, 1995, 1994 and 1993 were $1,604,027, $1,468,900 and
$1,448,186, respectively.

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

         The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to Intercable for allocated overhead and administrative expenses were $2,311,202, $2,250,258 and $1,993,892 in 1995, 1994 and 1993, respectively.

         The Partnership was charged interest during 1995 at an average interest rate of 10.51 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Partnership by Intercable was $16,426, $32,220 and $1,029 in 1995, 1994 and 1993, respectively.

         Payments to/from Affiliates for Programming Services

         The Partnership receives programming from Superaudio, Mind Extension University, Jones Computer Network and Product Information Network, all of which are affiliates of Intercable.

         Payments to Superaudio totaled $45,536, $45,861 and $45,495 in 1995, 1994 and 1993, respectively. Payments to Mind Extension University totaled $48,703, $41,551 and $26,411 in 1995, 1994 and 1993, respectively. Payments to
Jones Computer Network, which initiated service in 1994, totaled $53,101 and $13,199 in 1995 and 1994, respectively.

         The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Partnership totaling $44,608 and $16,302 in 1995 and 1994, respectively.

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1995 and 1994, consisted of the following:

                                                                       December 31,
                                                           -----------------------------------
                                                               1995                   1994
                                                           -----------            ------------
                  Cable distribution system                $ 70,573,280           $ 65,152,784
                  Equipment and tools                         2,847,574              2,721,446
                  Office furniture and equipment              1,646,703              1,532,613
                  Buildings                                   1,620,275              1,597,293
                  Vehicles                                    1,562,360              1,463,260
                  Land                                          424,364                424,364
                                                           ------------           ------------

                                                             78,674,556             72,891,760

                       Less:  accumulated depreciation      (46,771,823)           (40,728,415)
                                                           ------------            -----------

                                                           $ 31,902,733           $ 32,163,345
                                                           ============           ============

(5)      DEBT

         Debt consists of the following:                                 December 31,
                                                            ----------------------------------
                                                                1995                   1994
                                                            -----------            -----------
                  Lending institutions-
                      Revolving credit and term loan        $26,500,000            $26,125,000

                  Capital lease obligations                     236,382                277,399
                                                            -----------            -----------

                                                            $26,736,382            $26,402,399
                                                            ===========            ===========

         On January 30, 1995, the Partnership entered into a $30,000,000 revolving credit facility and repaid the then-outstanding balance of $26,125,000 under its previous term loan. The revolving credit facility will expire on December 31, 1996, at which time the then-outstanding balance will convert to a term loan. The term loan will be payable in 20 consecutive quarterly installments that will commence on March 31, 1997. At December 31, 1995, $26,500,000 was outstanding under this credit facility, leaving $3,500,000 of available borrowings. Generally, interest payable on amounts borrowed under the revolving credit facility is at the Partnership's option of Prime or a fixed rate defined as the London Interbank Offered Rate ("LIBOR") plus 1 percent. The effective interest rates on outstanding obligations as of December 31, 1995 and 1994 were approximately 6.94 percent and approximately 7.33 percent, respectively.

         In January 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $15,000,000. The Partnership paid a fee of $150,000. The agreement protected the Partnership from a three month LIBOR interest rate that exceeded 7 percent for three years from the date of the agreement. The agreement expired in January 1996.

         Installments due on all debt principal for each of the five years in the period ending December 31, 2000, respectively, are: $70,914, $4,045,915, $4,045,915, $5,323,638, $6,625,000 and $6,625,000. At December 31, 1995,
substantially all of the Partnership's property, plant and equipment secured the above indebtedness.

         At December 31, 1995, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

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

         Taxable income (loss) reported to the partners is different from that reported in the statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable income
(loss) and the net income (loss) reported in the statements of operations.

(7)      COMMITMENTS AND CONTINGENCIES

         The Partnership has filed cost-of-service showings in response to rulemakings concerning the 1992 Cable Act for its Orland Park, Illinois and Fort Myers, Florida systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from regulatory authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions in these systems until such final approvals are received.

         The Partnership rents office and other facilities under various long-term operating lease arrangements. Rent paid under such lease arrangements totaled $74,376, $79,337 and $74,142, respectively, for the years ended December 31, 1995, 1994 and 1993. Minimum commitments for each of the five years in the period ending December 31, 2000, and thereafter, are $49,275, which is due in 1996.

(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information is presented below:

                                                                         For the Year Ended December 31,
                                                         -------------------------------------------------------

                                                             1995                  1994                  1993
                                                         -----------           -----------           -----------
         Maintenance and repairs                         $   248,042           $   315,149           $   299,578
                                                         ===========           ===========           ===========

         Taxes, other than income and payroll taxes      $   364,657           $   306,902           $   331,358
                                                         ===========           ===========           ===========

         Advertising                                     $   520,795           $   485,911           $   433,250
                                                         ===========           ===========           ===========

         Depreciation of property, plant and equipment   $ 6,055,408           $ 5,636,122           $ 5,621,938
                                                         ===========           ===========           ===========

         Amortization of intangible assets               $ 1,079,548           $ 1,396,055           $ 2,218,255
                                                         ===========           ===========           ===========

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

          Glenn R. Jones                          66       Chairman of the Board and Chief Executive Officer
          Derek H. Burney                         56       Vice Chairman of the Board
          James B. O'Brien                        46       President and Director
          Ruth E. Warren                          46       Group Vice President/Operations
          Kevin P. Coyle                          44       Group Vice President/Finance
          Christopher J. Bowick                   40       Group Vice President/Technology
          George H. Newton                        61       Group Vice President/Telecommunications
          Timothy J. Burke                        45       Group Vice President/Taxation/Administration
          Raymond L. Vigil                        49       Group Vice President/Human Resources and Director
          Cynthia A. Winning                      44       Group Vice President/Marketing
          Elizabeth M. Steele                     44       Vice President/General Counsel/Secretary
          Larry W. Kaschinske                     36       Controller
          Robert E. Cole                          63       Director
          William E. Frenzel                      67       Director
          Donald L. Jacobs                        57       Director
          James J. Krejci                         54       Director
          John A. MacDonald                       42       Director
          Raphael M. Solot                        62       Director
          Daniel E. Somers                        48       Director
          Howard O. Thrall                        48       Director
          Robert B. Zoellick                      42       Director



         Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors and the Executive Committee of the National Cable Television Association. He also is on the Executive Committee of Cable in the Classroom, an organization dedicated to education via cable. Additionally, in March 1991, Mr. Jones was appointed to the Board of Governors for the American Society for Training and Development, and in November 1992 to the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Women in Cable Accolade in 1990 in recognition of support of this organization; the Most Outstanding Corporate Individual Achievement award from the International Distance Learning Conference; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

         Mr. Derek H. Burney was appointed a Director of the General Partner on December 20, 1994 and Vice Chairman of the Board of Directors on January 31, 1995. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

         Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

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

         Mr. George H. Newton joined the General Partner in January 1996 as Group Vice President/Telecommunications. Prior to joining the General Partner, Mr. Newton was President of his own consulting business, Clear Solutions, and since 1994 Mr. Newton has served as a Senior Advisor to Bell Canada International. From 1990 to 1993, Mr. Newton served as the founding Chief Executive Officer and Managing Director of Clear Communications, New Zealand, where he established an alternative telephone company in New Zealand. From 1964 to 1990, Mr. Newton held a wide variety of operational and business assignments with Bell Canada International.

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

         Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division, was promoted to Assistant Controller in 1990 and named Controller in August 1994.

         Mr. Robert E. Cole was appointed a Director of the General Partner in March 1996. Mr. Cole is currently self-employed as a partner of First Variable Insurance Marketing and is responsible for marketing to National Association of Securities Dealers, Inc. firms in northern California, Oregon, Washington and Alaska. From 1993 to 1995, Mr. Cole was the Director of Marketing for Lamar Life Insurance Company; from 1992 to 1993, Mr. Cole was Senior Vice President of PMI Inc., a third party lender serving the special needs of Corporate Owned Life Insurance (COLI) and from 1988 to 1992, Mr. Cole was the principal and co-founder of a specialty investment banking firm that provided services to finance the ownership and growth of emerging companies, productive assets and real property. Mr. Cole is a Certified Financial Planner and a former United States Naval Aviator.

         Mr. William E. Frenzel was appointed a Director of the General Partner on April 11, 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D. C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade (GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is a Distinguished Fellow of the Tax Foundation, Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds and Chairman of the Japan-America Society of Washington.

         Mr. Donald L. Jacobs was appointed a Director of the General Partner on April 11, 1995. Mr. Jacobs is a retired executive officer of TRW. Prior to his retirement, he was Vice President and Deputy Manager of the Space and Defense Sector; prior to that appointment, he was the Vice President and General Manager of the Defense Systems Group and prior to his appointment as Group General Manager, he was President of ESL, Inc., a wholly owned subsidiary of TRW. During his career, Mr. Jacobs served on several corporate, professional and civic boards.

         Mr. James J. Krejci was President of the International Division of International Gaming Technology, International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of Jones Futurex, Inc., a subsidiary of the General Partner engaged in manufacturing and marketing data encryption devices, Jones Interactive, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, and several of its subsidiaries engaged in the provision of telecommunications services until leaving the General Partner in May 1994. Mr. Krejci has been a Director of the General Partner since August 1987.

         Mr. John A. MacDonald was appointed a Director of the General Partner on November 8, 1995. Mr. MacDonald is Executive Vice President of Business Development and Chief Technology Officer of Bell Canada International Inc. Prior to joining Bell Canada in November 1994, Mr. MacDonald was President and Chief Executive Officer of The New Brunswick Telephone Company, Limited, a post he had held since March of that year. Prior to March 1994, Mr. MacDonald was with NBTel for 17 years serving in various capacities, including Market Planning Manager, Corporate Planning Manager, Manager of Systems Planning and Development and General Manager, Chief Engineer and General Manager of Engineering and Information Systems and Vice President of Planning. Mr. MacDonald was the former Chairman of the New Brunswick section of the Institute of Electrical and Electronic Engineers and also served on the Federal Government's Information Highway Advisory Council. Mr. MacDonald is Chairman of MediaLinx Interactive Inc. and Stentor Canadian Network Management and is presently a Governor of the Montreal Exchange. He also serves on the Board of Directors of Tele-Direct (Publications) Inc., Bell-Northern Research, Ltd., SRCI, Bell Sygma, Canarie Inc., and is a member of the University of New Brunswick Venture Campaign Cabinet.

         Mr. Raphael M. Solot was appointed a Director of the General Partner in March 1996. Mr. Solot is an attorney licensed to practice law in the State of Colorado. Mr. Solot has practiced law in the State of Colorado as a sole practitioner since obtaining his Juris Doctor degree from the University of Colorado in 1964.

         Mr. Daniel E. Somers was initially appointed a Director of the General Partner on December 20, 1994. Mr. Somers resigned as a Director on December 31, 1995, at the time he was elected Chief Executive Officer of Bell Cablemedia. Mr. Somers was reinstated as a Director of the General Partner on February 2, 1996. From January 1992 to January 1995, Mr. Somers worked as senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a Director of certain of its affiliates. Mr. Somers currently serves as Chief Executive Officer of Bell Cablemedia. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was the President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

         Mr. Howard O. Thrall was appointed a Director of the General Partner on March 6, 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Since September 1993, Mr. Thrall has served as Vice President of Sales, Asian Region, for World Airways, Inc. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary. Mr. Thrall is also a management and international marketing consultant, having completed assignments with First National Net, Inc., Cheong Kang Associated (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners.

         Mr. Robert B. Zoellick was appointed a Director of the General Partner on April 11, 1995. Mr. Zoellick is Executive Vice President, General Counsel and Corporate Secretary of Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick received the Alexander Hamilton and Distinguished Service Awards, highest honors of the Departments of Treasury and State, respectively. The German Government awarded him the Knight Commanders Cross for his work on Germany unification. Mr. Zoellick currently serves on the boards of the Council on Foreign Relations, the Congressional Institute, the German Marshall Fund of the U.S., the European Institute, the National Bureau of Asian Research, the American Council on Germany and the Overseas Development Council.

         Christopher J. Bowick, Cynthia A. Winning and Larry W. Kaschinske are executive officers of the General Partner; Raymond L. Vigil is an executive officer and a director of the General Partner; and Derek H. Burney, John A. MacDonald and Daniel E. Somers are directors of the General Partner. Reports by these persons with respect to the ownership of limited partnership interests in the Partnership required by Section 16(a) of the Securities Exchange Act of 1934, as amended, were not filed within the required time. None of these individuals own any limited partnership interests in the Partnership.

                         ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to operate the Manitowoc System. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         No person or entity owns more than 5 percent of the limited partnership interests of the Partnership.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The General Partner and its affiliates engage in certain transactions with the Partnership. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

         The General Partner charges a management fee, and the General Partner is reimbursed for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner, are also allocated a proportionate share of these expenses.

         The General Partner also advances funds and charges interest on the balance payable. The interest rate charged approximates the General Partner's weighted average cost of borrowing.

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

         Product Information Network ("PIN"), an affiliate of the General Partner, provides advertising time for third parties on the Systems. In consideration, the revenues generated from the third parties are shared between PIN and the Partnership. During the year ended December 31, 1995, the Partnership received revenues from PIN of $44,608.

         The charges to the Partnership for related party transactions are as follows for the periods indicated:

Cable TV Fund 12-A, Ltd.                                                       At December 31,
------------------------                                 ---------------------------------------------------------
                                                              1995                  1994                  1993
                                                              ----                  ----                  ----
Management fees                                          $   1,604,027         $   1,468,900         $   1,448,186
Allocation of expenses                                       2,311,202             2,250,258             1,993,892
Interest expense                                                16,426                32,220                 1,029
Amount of advances outstanding                                 373,311             1,305,933               188,223
Highest amount of advances outstanding                         373,311             1,305,933               261,348
Programming fees:
         Superaudio                                             45,536                45,861                45,495
         Mind Extension University                              48,703                41,551                26,411
         Jones Computer Network                                 53,101                13,199                   -0-

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

       10.1.5 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Grayslake, Illinois (Fund 12-A). (1)

       10.1.6 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Unincorporated Area of Lake County, Illinois (Fund 12-A). (1)

       10.1.7 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Libertyville, Illinois (Fund 12-A). (1)

       10.1.8 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Mundelein, Illinois (Fund 12-A). (1)

       10.1.9 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Orland Park, Illinois (Fund 12-A). (1)

       10.1.10 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Park Forest, Illinois (Fund 12-A). (1)

       10.1.11 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Wauconda, Illinois (Fund 12-A). (1)

       10.2.1 Credit Agreement, dated as of January 30, 1995, between Cable TV Fund 12-A, Ltd. and Toronto Dominion (Texas), Inc., for itself and as agent for various lenders. (4)

       27         Financial Data Schedule

----------

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

       (4) Incorporated by reference from Registration's Report on Form 10-K for the fiscal year ended December 31, 1994.

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

                                        CABLE TV FUND 12-A, LTD.
                                        a Colorado limited partnership

                                        By:     Jones Intercable, Inc.

                                        By: /s/ Glenn R. Jones
                                            -----------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board and Chief
Dated:        March 25, 1996                Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        By: /s/ Glenn R. Jones
                                            -----------------------
                                            Glenn R. Jones
                                            Chairman of the Board and Chief
                                            Executive Officer
Dated:        March 25, 1996                (Principal Executive Officer)

                                        By: /s/ Kevin P. Coyle
                                            -----------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
Dated:        March 25, 1996                (Principal Financial Officer)

                                        By: /s/ Larry Kaschinske
                                            -----------------------
                                            Larry Kaschinske
                                            Controller
Dated:        March 25, 1996                (Principal Accounting Officer)

                                        By: /s/ James B. O'Brien
                                            -----------------------
                                            James B. O'Brien
Dated:        March 25, 1996                President and Director

                                        By: /s/ Raymond L. Vigil
                                            -----------------------
                                            Raymond L. Vigil
Dated:        March 25, 1996                Group Vice President and Director


                                        By: /s/ Derek H. Burney
                                            -----------------------
                                            Derek H. Burney
Dated:        March 25, 1996                Director

                                        By:
                                            -----------------------
                                            Robert E. Cole
Dated:                                      Director

                                        By: /s/ William E. Frenzel
                                            -----------------------
                                            William E. Frenzel
Dated:        March 25, 1996                Director

                                        By: /s/ Donald L. Jacobs
                                            -----------------------
                                            Donald L. Jacobs
Dated:        March 25, 1996                Director

                                        By: /s/ James J. Krejci
                                            -----------------------
                                            James J. Krejci
Dated:        March 25, 1996                Director

                                        By: /s/ John A. MacDonald
                                            -----------------------
                                            John A. MacDonald
Dated:        March 25, 1996                Director

                                        By:
                                            -----------------------
                                            Raphael M. Solot
Dated:                                      Director

                                        By: /s/ Daniel E. Somers
                                            -----------------------
                                            Daniel E. Somers
Dated:        March 25, 1996                Director

                                        By: /s/ Howard O. Thrall
                                            -----------------------
                                            Howard O. Thrall
Dated:        March 25, 1996                Director

                                        By: /s/ Robert B. Zoellick
                                            -----------------------
                                            Robert B. Zoellick
Dated:        March 25, 1996                Director

(21355)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                  EXHIBIT DESCRIPTION                       PAGE
-------                                 -------------------                       ----
       4.1        Limited Partnership Agreement of Cable TV Fund 12-A.  (1)


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

       10.1.5 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Grayslake, Illinois (Fund 12-A). (1)

       10.1.6 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Unincorporated Area of Lake County, Illinois (Fund 12-A). (1)

       10.1.7 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Libertyville, Illinois (Fund 12-A). (1)

       10.1.8 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Mundelein, Illinois (Fund 12-A). (1)

       10.1.9 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Orland Park, Illinois (Fund 12-A). (1)

       10.1.10 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Park Forest, Illinois (Fund 12-A). (1)

       10.1.11 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Wauconda, Illinois (Fund 12-A). (1)

       10.2.1     Credit Agreement, dated as of January 30, 1995, between Cable
                  TV Fund 12-A, Ltd. and Toronto Dominion (Texas), Inc., for itself and as agent for various lenders. (4)

       27         Financial Data Schedule

----------

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

       (4) Incorporated by reference from Registration's Report on Form 10-K for the fiscal year ended December 31, 1994.