Form 10-Q
period 1996-03-31
CABLE TV FUND 12-A LTD
filed 1996-05-15
CIK 763657

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[x]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934. For the quarterly period ended March 31, 1996.
                                                     --------------
[ ]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934. For the transition period from __________ to ____________.

                       Commission File Number:  0-13193



                           CABLE TV FUND 12-A, LTD.
- --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                             #84-0968104
- --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

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

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                       March 31,        December 31,
              ASSETS                                                     1996              1995
              ------                                              -----------------  -----------------
CASH                                                                 $    522,612       $  1,307,723

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $48,820 and $100,732
  at March 31, 1996 and December 31, 1995, respectively                   758,218            914,397

INVESTMENT IN CABLE TELEVISION  PROPERTIES:
  Property, plant and equipment, at cost                               79,743,842         78,674,556
  Less- accumulated depreciation                                      (48,330,870)       (46,771,823)
                                                                     ------------       ------------

                                                                       31,412,972         31,902,733

Franchise costs and other intangible assets, net of
  accumulated amortization of $32,792,348 at
  March 31, 1996 and $32,573,148 at
  December 31, 1995, respectively                                       2,170,639          2,389,839
                                                                     ------------       ------------

         Total investment in cable television properties               33,583,611         34,292,572

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                           443,388            310,414
                                                                     ------------       ------------

         Total assets                                                $ 35,307,829       $ 36,825,106
                                                                     ============       ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                        March 31,       December 31,
      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                         1996             1995
      -------------------------------------------                     -------------    -------------
LIABILITIES:
  Debt                                                                $ 26,204,499     $ 26,736,382
  Accounts payable - General Partner                                        27,647          373,311
  Trade accounts payable and accrued liabilities                           798,540        1,674,946
  Subscriber prepayments                                                   142,764          123,690
                                                                      ------------     ------------

              Total liabilities                                         27,173,450       28,908,329
                                                                      ------------     ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                      1,000            1,000
    Accumulated deficit                                                   (367,164)        (369,340)
                                                                      ------------     ------------

                                                                          (366,164)        (368,340)
                                                                      ------------     ------------

  Limited Partners-
    Net contributed capital (104,000 units
      outstanding at March 31, 1996 and
      December 31, 1995)                                                44,619,655       44,619,655
    Accumulated deficit                                                (36,119,112)     (36,334,538)
                                                                      ------------     ------------

                                                                         8,500,543        8,285,117
                                                                      ------------     ------------

              Total liabilities and partners' capital (deficit)       $ 35,307,829     $ 36,825,106
                                                                      ============     ============


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                                   For the Three Months Ended
                                                                           March 31,
                                                                  ----------------------------
                                                                     1996             1995
                                                                  ----------       ----------
REVENUES                                                          $8,560,741       $7,863,598

COSTS AND EXPENSES:
  Operating expenses                                               5,092,122        4,687,708
  Management fees and allocated overhead from
    General Partner                                                1,010,167          994,806
  Depreciation and amortization                                    1,790,555        1,833,974
                                                                  ----------       ----------

OPERATING INCOME                                                     667,897          347,110
                                                                  ----------       ----------

OTHER INCOME (EXPENSE):
  Interest expense                                                  (454,352)        (522,613)
  Other, net                                                           4,057          (26,605)
                                                                  ----------       ----------

          Total other income (expense), net                         (450,295)        (549,218)
                                                                  ----------       ----------

NET INCOME (LOSS)                                                 $  217,602       $ (202,108)
                                                                  ==========       ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                                 $    2,176       $   (2,021)
                                                                  ==========       ==========

  Limited Partners                                                $  215,426       $ (200,087)
                                                                  ==========       ==========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                         $2.07           $(1.92)
                                                                  ==========       ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                      104,000          104,000
                                                                  ==========       ==========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                               For the Three Months Ended
                                                                                       March 31,
                                                                             ------------------------------
                                                                                  1996            1995
                                                                             -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            $   217,602    $   (202,108)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                              1,790,555       1,833,974
      Amortization of interest rate protection contract                               --            12,501
      Decrease in trade receivables                                                156,179          73,748
      Increase in deposits, prepaid expenses and deferred charges                 (145,282)       (205,336)
      Decrease in amount due General Partner                                      (345,664)     (1,305,933)
      Decrease in trade accounts payable and accrued
        liabilities and subscriber prepayments                                    (857,332)       (712,240)
                                                                               -----------    ------------

          Net cash provided by (used in) operating activities                      816,058        (505,394)
                                                                               -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                       (1,069,286)     (1,027,437)
                                                                               -----------    ------------

          Net cash used in investing activities                                 (1,069,286)     (1,027,437)
                                                                               -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                            --        28,015,986
  Repayment of debt                                                               (531,883)    (26,178,454)
                                                                               -----------    ------------

          Net cash provided by (used in) financing activities                     (531,883)      1,837,532
                                                                               -----------    ------------

Increase (decrease) in cash                                                       (785,111)        304,701

Cash, beginning of period                                                        1,307,723         578,657
                                                                               -----------    ------------

Cash, end of period                                                            $   522,612    $    883,358
                                                                               ===========    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                $   706,776    $    453,443
                                                                               ===========    ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A, Ltd. (the "Partnership") at March 31, 1996 and December 31, 1995 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television systems serving areas in and around Fort Myers, Florida; Lake County, Illinois; and Orland Park/Park Forest, Illinois.

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1996 and 1995 were $428,037 and $393,180, respectively.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which the General Partner is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1996 and 1995 were $582,130 and $601,626, respectively.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

     For the three month period ended March 31, 1996, the Partnership used net cash from operating activities totaling approximately $816,000, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $1,069,000 during the first three months of 1996. Approximately 50 percent of these expenditures related to the construction of service drops to subscribers' homes. Approximately 21 percent of these expenditures related to the construction of new cable plant. The remaining expenditures were used for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash on hand, cash generated from operations and borrowings under the Partnership's credit facility. Anticipated capital expenditures for the remainder of 1996 are approximately $5,037,000. Approximately 38 percent will be used for the construction of service drops to subscribers' homes and approximately 25 percent is expected to be used to continue construction of new cable plant. The remainder of anticipated expenditures is expected to be used for various enhancements in all of the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations and borrowings available under the Partnership's credit facility discussed below.

     The Partnership is a party to a $30,000,000 revolving credit facility that will expire on December 31, 1996, at which time the then-outstanding balance will convert to a term loan. The term loan will be payable in 20 consecutive quarterly installments that will commence on March 31, 1997. At March 31, 1996, $26,000,000 was outstanding under this credit facility, leaving $4,000,000 of available borrowings. Generally, interest payable on amounts borrowed under the revolving credit facility is at the Partnership's option of Prime or a fixed rate defined as the London Interbank Offered Rate plus 1 percent. The effective interest rates on outstanding obligations as of March 31, 1996 and 1995 were approximately 6.28 percent and approximately 7.19 percent, respectively.

     The General Partner believes that the Partnership has sufficient sources of capital from cash on hand, cash generated from operations and borrowings available under its credit facility to meet its presently anticipated needs.

REGULATION AND LEGISLATION
- --------------------------

     The Partnership has filed cost-of-service showings in response to rulemakings concerning the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") for its Orland Park, Illinois and Fort Myers, Florida systems and thus anticipates no further reductions in rates in these systems. The cost-of-service showings have not yet received final approvals from regulatory authorities, however, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions in these systems until such final approvals are received.

     The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the Cable Communications Policy Act of 1984 and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

     Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

     It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.

RESULTS OF OPERATIONS
- ---------------------

     Revenues of the Partnership increased $697,143, or approximately 9 percent, to $8,560,741 for the three month period ended March 31, 1996 from $7,863,598 for the comparable 1995 period. An increase in the number of basic subscribers accounted for approximately 41 percent of the increase in revenues. The Partnership added 3,879 basic subscribers since March 31, 1996, an increase of approximately 5 percent. Basic subscribers totaled 78,389 at March 31, 1996 compared to 74,510 at March 31, 1995. Basic service rate adjustments implemented in all of the Partnership's systems accounted for approximately 41 percent of the increase and advertising revenue accounted for approximately 18 percent of the increase in revenues. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $404,414, or approximately 9 percent, to $5,092,122 for the three month period ended March 31, 1996 compared to $4,687,708 for the comparable 1995 period. Operating expenses represented approximately 59 percent of revenues for the three month period ended March 31, 1996 compared to approximately 60 percent of revenues for the comparable 1995 period. An increase in programming fees accounted for approximately 57 percent of the increase in operating expenses and was due, in part, to the increase in the subscriber base. Increases in advertising expenses, which were due, in part, to the increase in advertising activity, accounted for approximately 16 percent of the increase in operating expenses. No other individual factors contributed significantly to the increase in operating expenses.

     Management fees and allocated overhead from the General Partner increased $15,361, or approximately 2 percent, to $1,010,167 for the three month period ended March 31, 1996 compared to $994,806 for the comparable 1995 period. This increase was due primarily to the increase in revenues, upon which such fees are based.

     Depreciation and amortization expense decreased $43,419, or approximately 2 percent, to $1,790,555 for the three month period ended March 31, 1996 compared to $1,833,974 for the comparable 1995 period. This decrease was due to the maturation of the Partnership's depreciable asset base.

     Operating income increased $320,787, or approximately 92 percent, to $667,897 for the three month period ended March 31, 1996 compared to $347,110 for the comparable 1995 period. This increase was due to the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $277,368, or approximately 13 percent, to $2,458,452 for the three month period ended March 31, 1996 compared to $2,181,084 for the comparable 1995 period. This increase was due to the increase in revenues exceeding increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $68,261, or approximately 13 percent, to $454,352 for the three month period ended March 31, 1996 compared to $522,613 for the comparable 1995 period. This decrease was due to lower effective interest rates and lower outstanding balances on interest bearing obligations.

     The Partnership recognized net income of $217,602 for the three month period ended March 31, 1996 compared to a net loss of $202,108 for the comparable 1995 period. This change was due to the factors discussed above.

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

                                         CABLE TV FUND 12-A, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                         General Partner



                                         By: /s/ Kevin P. Coyle
                                             ----------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)

Dated:  May 13, 1996