Form 10-Q
period 1996-06-30
CABLE TV FUND 12-A LTD
filed 1996-08-14
CIK 763657

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996.
                               -------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to             .
                               ------------    ------------

                       Commission File Number:  0-13193



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

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                              June 30,     December 31,
               ASSETS                                           1996           1995
               ------                                      -------------  -------------

CASH                                                        $    493,345   $  1,307,723

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $43,679 and $100,732
  at June 30, 1996 and December 31, 1995, respectively           653,514        914,397

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                      81,353,253     78,674,556
  Less- accumulated depreciation                             (49,884,649)   (46,771,823)
                                                            ------------   ------------

                                                              31,468,604     31,902,733

  Franchise costs and other intangible assets, net of
    accumulated amortization of $33,011,548 and
    $32,573,148 at June 30, 1996 and December 31, 1995,
    respectively                                               1,976,439      2,389,839
                                                            ------------   ------------

         Total investment in cable television properties      33,445,043     34,292,572

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                  253,992        310,414
                                                            ------------   ------------

         Total assets                                       $ 34,845,894   $ 36,825,106
                                                            ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                     June 30,     December 31,
       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                     1996           1995
       -------------------------------------------                 -------------  -------------

LIABILITIES:
  Debt                                                             $ 24,976,781   $ 26,736,382
  Accounts payable - General Partner                                          -        373,311
  Trade accounts payable and accrued liabilities                      1,260,823      1,674,946
  Subscriber prepayments                                                160,610        123,690
                                                                   ------------   ------------

              Total liabilities                                      26,398,214     28,908,329
                                                                   ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                   1,000          1,000
    Accumulated deficit                                                (364,031)      (369,340)
                                                                   ------------   ------------

                                                                       (363,031)      (368,340)
                                                                   ------------   ------------

  Limited Partners-
    Net contributed capital (104,000 units
      outstanding at June 30, 1996 and
      December 31, 1995)                                             44,619,655     44,619,655
    Accumulated deficit                                             (35,808,944)   (36,334,538)
                                                                   ------------   ------------

                                                                      8,810,711      8,285,117
                                                                   ------------   ------------

              Total liabilities and partners' capital (deficit)    $ 34,845,894   $ 36,825,106
                                                                   ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------


                                             For the Three Months Ended    For the Six Months Ended
                                                       June 30,                    June 30,
                                             --------------------------    ------------------------

                                                  1996          1995          1996          1995
                                               ----------    ----------   -----------   -----------

REVENUES                                       $8,620,487    $8,040,755   $17,181,228   $15,904,353

COSTS AND EXPENSES:
  Operating expenses                            5,120,877     4,666,885    10,212,999     9,354,593
  Management fees and allocated overhead
    from General Partner                          984,072       933,854     1,994,239     1,928,660
  Depreciation and amortization                 1,785,225     1,802,778     3,575,780     3,636,752
                                               ----------    ----------   -----------   -----------

OPERATING INCOME                                  730,313       637,238     1,398,210       984,348
                                               ----------    ----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                               (409,123)     (517,773)     (863,475)   (1,040,386)
  Other, net                                       (7,889)      (48,746)       (3,832)      (75,351)
                                               ----------    ----------   -----------   -----------

          Total other income
            (expense), net                       (417,012)     (566,519)     (867,307)   (1,115,737)
                                               ----------    ----------   -----------   -----------

NET INCOME (LOSS)                              $  313,301    $   70,719   $   530,903   $  (131,389)
                                               ==========    ==========   ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                              $    3,133    $      707   $     5,309   $    (1,314)
                                               ==========    ==========   ===========   ===========

  Limited Partners                             $  310,168    $   70,012   $   525,594   $  (130,075)
                                               ==========    ==========   ===========   ===========

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT                          $2.98          $.67         $5.05        $(1.25)
                                               ==========    ==========   ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                               104,000       104,000       104,000       104,000
                                               ==========    ==========   ===========   ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------


                                                                 For the Six Months Ended
                                                                        June 30,
                                                               ---------------------------
                                                                   1996           1995
                                                               -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $   530,903   $   (131,389)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                              3,575,780      3,636,752
      Amortization of interest rate protection contract                  -         25,002
      Decrease in trade receivables                                260,883         12,852
      Decrease (increase) in deposits, prepaid expenses and
        deferred charges                                            31,868       (181,308)
      Decrease in amount due General Partner                      (373,311)    (1,057,347)
      Decrease in trade accounts payable,
        accrued liabilities and subscriber prepayments            (377,203)        (3,363)
                                                               -----------   ------------

          Net cash provided by operating activities              3,648,920      2,301,199
                                                               -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                            (2,678,697)    (2,556,431)
  Franchise renewal                                                (25,000)             -
                                                               -----------   ------------

          Net cash used in investing activities                 (2,703,697)    (2,556,431)
                                                               -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                               -     28,015,986
  Repayment of debt                                             (1,759,601)   (28,208,848)
                                                               -----------   ------------

          Net cash used in financing activities                 (1,759,601)      (192,862)
                                                               -----------   ------------

Decrease in cash                                                  (814,378)      (448,094)

Cash, beginning of period                                        1,307,723        578,657
                                                               -----------   ------------

Cash, end of period                                            $   493,345   $    130,563
                                                               ===========   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                $ 1,121,994   $    909,460
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

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A, Ltd. (the "Partnership") at June 30, 1996 and December 31, 1995, its Statements of Operations for the three and six month periods ended June 30, 1996 and 1995 and its Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television systems serving areas in and around Fort Myers, Florida; Lake County, Illinois; and Orland Park/Park Forest, Illinois.

(2) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and six month periods ended June 30, 1996 were $431,024 and $859,061, respectively, compared to $402,038 and $795,218, respectively, for the similar 1995 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner, and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1996 were $553,048 and $1,135,178, respectively, compared to $531,816 and $1,133,442, respectively, for the similar 1995 periods.

(3) Certain prior year amounts were reclassified to conform to the 1996 presentation.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, it has begun to solicit buyers for certain of the Partnership's cable television systems, including the Partnership's
Lake County, Illinois and Orland Park/Park Forest, Illinois systems. There is no assurance as to the timing or terms of any sales.

     For the six months ended June 30, 1996, the Partnership generated net cash from operating activities totaling approximately $3,649,000, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $2,679,000 during the first six months of 1996. Approximately 40 percent of these expenditures related to the construction of service drops to subscribers' homes. Approximately 25 percent of the expenditures related to the construction of new cable plant and approximately 10 percent of these expenditures were for pay security equipment. The remaining expenditures were used for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1996 are approximately $3,427,000. Approximately 40 percent will be used for the construction of service drops to subscribers' homes and approximately 25 percent is to be used for construction of new cable plant. The remainder of the anticipated expenditures is expected to be used for various enhancements in all of the Partnership's systems. These capital expenditures are necessary to maintain the value of the Partnership's systems. Funding for these expenditures is expected to be provided by cash generated from operations and, if necessary, borrowings available under the Partnership's credit facility.


     The Partnership is a party to a $30,000,000 revolving credit facility that will expire on December 31, 1996, at which time the then-outstanding balance will convert to a term loan. The term loan will be payable in 20 consecutive quarterly installments that will commence on March 31, 1997. At June 30, 1996, $24,800,000 was outstanding under this credit facility, leaving $5,200,000 of available borrowings before the end of the year. Interest is at the Partnership's option of the Prime Rate or a fixed rate defined as the London Interbank Offered Rate plus 1 percent. The effective interest rates on outstanding obligations as of June 30, 1996 and 1995 were approximately 6.38 percent and approximately 7.19 percent, respectively.

     The General Partner believes that the Partnership has sufficient sources of capital from cash on hand, cash generated from operations and borrowings available under its credit facility to meet its presently anticipated needs.

RESULTS OF OPERATIONS
- ---------------------

     Revenues of the Partnership increased $579,732, or approximately 7 percent, to $8,620,487 for the three month period ended June 30, 1996 from $8,040,755 for the comparable 1995 period. Revenues of the Partnership increased $1,276,875, or approximately 8 percent, to $17,181,228 for the six month period ended June 30, 1996 from $15,904,353 for the comparable 1995 period. An increase in the number of basic service subscribers combined with basic service rate adjustments implemented in the Partnership's systems primarily accounted for the increase in revenues. The increase in the number of basic service subscribers accounted for approximately 59 percent and 53 percent, respectively, of the increase in basic service revenues for the three and six month periods ended June 30, 1996 and basic service rate adjustments accounted for approximately 41 percent and 47 percent, respectively, of the increase in basic service revenues for the three and six month periods ended June 30, 1996. The number of basic service subscribers increased by 3,604 subscribers, or approximately 5 percent, to 75,477 at June 30, 1996 from 71,873 at June 30, 1995. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $453,992, or approximately 10 percent, to $5,120,877 for the three month period ended June 30, 1996 from $4,666,885 for the comparable 1995 period. Increases in programming fees and personnel costs primarily accounted for the increase in operating expenses for the three month periods. Operating expenses represented approximately 59 percent of revenues for the second quarter of 1996 compared to approximately 58 percent of revenues for the same period in 1995. Operating expenses increased $858,406, or approximately 9 percent, to $10,212,999 for the six month period ended June 30, 1996 from $9,354,593 for the comparable 1995 period. Increases in programming fees, plant related costs and advertising expenses primarily accounted for the increase in operating expenses for the six month periods. These expenses represented approximately 59 percent of revenues for the six month periods ended June 30, 1996 and 1995, respectively. No other individual factor was significant to the increase in operating expenses.

     Management fees and allocated overhead from the General Partner increased $50,218, or approximately 5 percent, to $984,072 for the three month period ended June 30, 1996 from $933,854 for the comparable 1995 period. Management fees and allocated overhead from the General Partner increased $65,579, or approximately 3 percent, to $1,994,239 for the six month period ended June 30, 1996 from $1,928,660 for the comparable 1995 period. These increases were due to the increase in revenues, upon which such fees and allocations are based.

     Depreciation and amortization expense decreased $17,553, or approximately 1 percent, to $1,785,225 for the three month period ended June 30, 1996 from $1,802,778 for the comparable 1995 period. Depreciation and amortization expense decreased $60,972, or approximately 2 percent, to $3,575,780 for the six month period ended June 30, 1996 from $3,636,752 for the comparable 1995 period. These decreases were due to the maturation of the Partnership's depreciable asset base.

     Operating income increased $93,075, or approximately 15 percent, to $730,313 for the three month period ended June 30, 1996 from $637,238 for the comparable period in 1995. Operating income increased $413,862, or approximately 42 percent, to $1,398,210 for the six month period ended June 30, 1996, from $984,348 for the comparable period in 1995. These increases were due to increases in revenues and decreases in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciaion and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $75,522, or approximately 3 percent, to $2,515,538 for the three month period ended June 30, 1996 from $2,440,016 for the similar period in 1995. Operating income before depreciation and amortization increased $352,890, or approximately 8 percent, to $4,973,990 for the six month period ended June 30, 1996 from $4,621,100 for the comparable 1995 period. These increases were due to increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $108,650, or approximately 21 percent, to $409,123 for the three month period ended June 30, 1996 from $517,773 for the comparable 1995 period. Interest expense decreased $176,911, or approximately 17 percent, to $863,475 for the six month period ended June 30, 1996 from $1,040,386 for the comparable 1995 period. These decreases were due to lower effective interest rates and lower outstanding balances on interest bearing obligations.

     The Partnership recognized net income of $313,301 for the three month period ended June 30, 1996, compared to net income of $70,719 for the comparable 1995 period. The Partnership recognized net income of $530,903 for the six month period ended June 30, 1996, compared to a net loss of $131,389 for the comparable 1995 period. These changes were due to the factors discussed above.

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

Dated:  August 14, 1996