Form 10-Q
period 1996-09-30
CABLE TV FUND 12-A LTD
filed 1996-11-13
CIK 763657

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1996.
                               ------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________________ to ___________________.

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

Yes   X                                                                No ______
    -----

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                               September 30,       December 31,
                         ASSETS                                     1996               1995
                         ------                                -------------       -----------
CASH                                                            $  1,073,639       $  1,307,723

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $40,583 and $100,732
  at September 30, 1996 and December 31, 1995, respectively          594,353            914,397

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                          83,078,065         78,674,556
  Less- accumulated depreciation                                 (51,425,016)       (46,771,823)
                                                                ------------       ------------

                                                                  31,653,049         31,902,733

  Franchise costs and other intangible assets, net of
    accumulated amortization of $33,201,288 and
    $32,573,148 at September 30, 1996 and
    December 31, 1995, respectively                                1,823,801          2,389,839
                                                                ------------       ------------

         Total investment in cable television properties          33,476,850         34,292,572

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                      316,990            310,414
                                                                ------------       ------------

         Total assets                                           $ 35,461,832       $ 36,825,106
                                                                ============       ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                                  September 30,       December 31,
           LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                   1996                 1995
           -------------------------------------------                            -------------       ------------
LIABILITIES:
  Debt                                                                            $ 25,028,250        $ 26,736,382
  Accounts payable - General Partner                                                         -             373,311
  Trade accounts payable and accrued liabilities                                     1,638,979           1,674,946
  Subscriber prepayments                                                               152,290             123,690
                                                                                  ------------        ------------
          Total liabilities                                                         26,819,519          28,908,329
                                                                                  ------------        ------------
PARTNERS' CAPITAL (DEFICIT):
  General Partner-
   Contributed capital                                                                   1,000               1,000
   Accumulated deficit                                                                (362,085)           (369,340)
                                                                                  ------------        ------------
                                                                                      (361,085)           (368,340)
                                                                                  ------------        ------------
Limited Partners-
  Net contributed capital (104,000 units
   outstanding at September 30, 1996 and
   December 31, 1995)                                                               44,619,655          44,619,655
  Accumulated deficit                                                              (35,616,257)        (36,334,538)
                                                                                  ------------        ------------
                                                                                     9,003,398           8,285,117
                                                                                  ------------        ------------
          Total liabilities and partners' capital (deficit)                       $ 35,461,832        $ 36,825,106
                                                                                  ============        ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                             For the Three Months Ended    For the Nine Months Ended
                                                   September 30,                 September 30,
                                            ----------------------------  ---------------------------
                                                1996            1995          1996          1995
                                            ------------     ----------    -----------   -----------
REVENUES                                      $8,409,908     $7,884,435    $25,591,136   $23,788,788

COSTS AND EXPENSES:
  Operating expenses                           5,086,001      4,703,889     15,299,000    14,058,482
  Management fees and allocated overhead
    from General Partner                         908,386        932,749      2,902,625     2,861,409
  Depreciation and amortization                1,754,634      1,740,832      5,330,414     5,377,584
                                              ----------     ----------    -----------   -----------

OPERATING INCOME                                 660,887        506,965      2,059,097     1,491,313
                                              ----------     ----------    -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                              (416,598)      (492,393)    (1,280,073)   (1,532,779)
  Other, net                                     (49,656)        64,621        (53,488)      (10,730)
                                              ----------     ----------    -----------   -----------

          Total other income
            (expense), net                      (466,254)      (427,772)    (1,333,561)   (1,543,509)
                                              ----------     ----------    -----------   -----------

NET INCOME (LOSS)                             $  194,633     $   79,193    $   725,536   $   (52,196)
                                              ==========     ==========    ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                             $    1,946     $      792    $     7,255   $      (522)
                                              ==========     ==========    ===========   ===========

  Limited Partners                            $  192,687     $   78,401    $   718,281   $   (51,674)
                                              ==========     ==========    ===========   ===========

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT                         $1.85           $.75          $6.91         $(.50)
                                              ==========     ==========    ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                              104,000        104,000        104,000       104,000
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

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                  For the Nine Months Ended
                                                                        September 30,
                                                                 ----------------------------

                                                                      1996           1995
                                                                  -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $   725,536    $    (52,196)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                 5,330,414       5,377,584
      Amortization of interest rate protection contract                     -          37,503
      Decrease (increase) in trade receivables                        320,044         (99,516)
      Increase in deposits, prepaid expenses and
        deferred charges                                              (55,657)       (242,136)
      Decrease in amount due General Partner                         (373,311)     (1,305,933)
      Decrease in trade accounts payable,
        accrued liabilities and subscriber prepayments                 (7,367)       (413,503)
                                                                  -----------    ------------

          Net cash provided by operating activities                 5,939,659       3,301,803
                                                                  -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                               (4,403,509)     (4,007,066)
  Franchise renewal costs                                             (62,102)              -
                                                                  -----------    ------------

          Net cash used in investing activities                    (4,465,611)     (4,007,066)
                                                                  -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                             82,524      28,571,560
  Repayment of debt                                                (1,790,656)    (28,244,201)
                                                                  -----------    ------------

          Net cash provided by (used in) financing activities      (1,708,132)        327,359
                                                                  -----------    ------------

Decrease in cash                                                     (234,084)       (377,904)

Cash, beginning of period                                           1,307,723         578,657
                                                                  -----------    ------------

Cash, end of period                                               $ 1,073,639    $    200,753
                                                                  ===========    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                   $ 1,388,935    $  1,520,439
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

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A, Ltd. (the "Partnership") at September 30, 1996 and December 31, 1995, its Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995 and its Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television systems serving areas in and around Fort Myers, Florida; Lake County, Illinois (the "Lake County System"); and Orland Park/Park Forest, Illinois (the "Orland Park System").

(2) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and nine month periods ended September 30, 1996 were $420,495 and $1,279,557, respectively, compared to $394,222 and $1,189,439, respectively, for the similar 1995 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner, and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1996 were $487,891 and $1,623,068, respectively, compared to $538,527 and $1,671,970, respectively, for the similar 1995 periods.

(3) Certain prior year amounts were reclassified to conform to the 1996 presentation.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Lake County System and the Orland Park System, along with other Chicago-area systems owned or managed by the General Partner and its affiliates, were recently marketed for sale. The deadline set by the General Partner for receipt of indications of interest for such systems from prospective buyers was October 15, 1996. The General Partner did not receive any offer for the Lake County System or Orland Park System. The General Partner will continue to explore other alternatives for sale; however, no specific plans have yet been determined. There is no assurance as to the timing or terms of any sales.

     For the nine months ended September 30, 1996, the Partnership generated net cash from operating activities totaling approximately $5,940,000, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $4,404,000 during the first nine months of 1996. Approximately 35 percent of these expenditures related to the construction of service drops to subscribers' homes. Approximately 30 percent of the expenditures related to the construction of new cable plant and approximately 9 percent of these expenditures was for premium service security equipment. The remaining expenditures were used for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1996 are approximately $1,712,000. Approximately 41 percent will be used for the construction of service drops to subscribers' homes and approximately 20 percent is to be used for construction of new cable plant. The remainder of the anticipated expenditures is expected to be used for various enhancements in all of the Partnership's systems. These capital expenditures are necessary to maintain the value of the Partnership's systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and, if necessary, borrowings available under the Partnership's credit facility.

     The Partnership is a party to a $30,000,000 revolving credit facility that will expire on December 31, 1996, at which time the then-outstanding balance will convert to a term loan. The term loan will be payable in 20 consecutive quarterly installments that will commence on March 31, 1997. At September 30, 1996, $24,800,000 was outstanding under this credit facility, leaving $5,200,000 of available borrowings before the end of the year. Interest is at the Partnership's option of the Prime Rate or a fixed rate defined as the London Interbank Offered Rate plus 1 percent. The effective interest rates on outstanding obligations as of September 30, 1996 and 1995 were approximately
6.53 percent and approximately 6.91 percent, respectively.

     The General Partner believes that the Partnership has sufficient sources of capital from cash on hand, cash generated from operations and borrowings available under its credit facility to meet its presently anticipated needs.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $525,473, or approximately 7 percent, to $8,409,908 for the three month period ended September 30, 1996 from $7,884,435 for the comparable 1995 period. Revenues of the Partnership increased $1,802,348, or approximately 8 percent, to $25,591,136 for the nine month period ended September 30, 1996 from $23,788,788 for the comparable 1995 period. An increase in the number of basic service subscribers combined with basic service rate increases implemented in the Partnership's systems primarily accounted for the increase in revenues. The increase in the number of basic service subscribers accounted for approximately 42 percent and 41 percent, respectively, of the increase in basic service revenues for the three and nine month periods ended September 30, 1996 and basic service rate increases accounted for approximately 34 percent and 35 percent, respectively, of the increase in basic service revenues for the three and nine month periods ended September 30, 1996. The number of basic service subscribers increased by 2,955 subscribers, or approximately 4 percent, to 75,310 at September 30, 1996 from 72,355 at September 30, 1995. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $382,112, or approximately 8 percent, to $5,086,001 for the three month period ended September 30, 1996 from $4,703,889 for the comparable 1995 period. Increases in programming fees primarily accounted for the increase in operating expenses for the three month period. Operating expenses represented approximately 60 percent of revenues for each of the three month periods ended September 30, 1996 and 1995. Operating expenses increased $1,240,518, or approximately 9 percent, to $15,299,000 for the nine month period ended September 30, 1996 from $14,058,482 for the comparable 1995 period. Increases in programming fees and plant related costs primarily accounted for the increase in operating expenses for the nine month periods. Operating expenses represented approximately 60 percent of revenues for the nine month period ended September 30, 1996 and approximately 59 percent of revenues for the similar 1995 period. No other individual factor was significant to the increase in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $24,363, or approximately 3 percent, to $908,386 for the three month period ended September 30, 1996 from $932,749 for the comparable 1995 period. This decrease was due to a decrease in allocated expenses from the General Partner. Management fees and allocated overhead from the General Partner increased $41,216, or approximately 1 percent, to $2,902,625 for the nine month period ended September 30, 1996 from $2,861,409 for the comparable 1995 period. This increase was due to an increase in management fees due to the increase in revenues, upon which such management fees are based.

     Depreciation and amortization expense increased $13,802, or approximately 1 percent, to $1,754,634 for the three month period ended September 30, 1996 from $1,740,832 for the comparable 1995 period. This increase was due to capital additions during 1996. Depreciation and amortization expense decreased $41,170, or approximately 1 percent, to $5,330,414 for the nine month period ended September 30, 1996 from $5,377,584 for the comparable 1995 period. This decrease was due to the maturation of the Partnership's depreciable asset base.

     Operating income increased $153,922, or approximately 30 percent, to $660,887 for the three month period ended September 30, 1996 from $506,965 for the comparable period in 1995. This increase was due to the increase in revenues and decrease in management fees and allocated overhead from the General Partner exceeding the increases in operating expenses and depreciation and amortization expense. Operating income increased $567,784, or approximately 38 percent, to $2,059,097 for the nine month period ended September 30, 1996, from $1,491,313 for the comparable period in 1995. This increase was due to the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $167,724, or approximately 7 percent, to $2,415,521 for the three month period ended September 30, 1996 from $2,247,797 for the similar period in 1995. This increase was due to the increase in revenues and decrease in management fees and allocated overhead from the General Partner exceeding the increase in operating expenses. Operating income before depreciation and amortization increased $520,614, or approximately 8 percent, to $7,389,511 for the nine month period ended September 30, 1996 from $6,868,897 for the comparable 1995 period. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

     Interest expense decreased $75,795, or approximately 15 percent, to $416,598 for the three month period ended September 30, 1996 from $492,393 for the comparable 1995 period. Interest expense decreased $252,706, or approximately 16 percent, to $1,280,073 for the nine month period ended September 30, 1996 from $1,532,779 for the comparable 1995 period. These decreases were due to lower effective interest rates and lower outstanding balances on interest bearing obligations.

     Net income increased $115,440, to $194,633 for the three month period ended September 30, 1996 from $79,193 for the comparable 1995 period. The Partnership recognized net income of $725,536 for the nine month period ended September 30, 1996, compared to a net loss of $52,196 for the comparable 1995 period. These changes were due to the factors discussed above.

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

                                        CABLE TV FUND 12-A, LTD.
                                        BY:  JONES INTERCABLE, INC.
                                        General Partner



                                        By:/S/ Kevin P. Coyle
                                           ---------------------------------
                                           Kevin P. Coyle
                                           Group Vice President/Finance
                                           (Principal Financial Officer)

Dated:  November 12, 1996