Form 10-Q
period 1997-03-31
CABLE TV FUND 12-A LTD
filed 1997-05-13
CIK 763657

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended March 31, 1997.
                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from __________ to __________.

                        Commission File Number:  0-13193


                           CABLE TV FUND 12-A, LTD.
-------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                            #84-0968104
-------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#

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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                  March 31,     December 31,
                   ASSETS                                           1997           1996
                   ------                                       -------------  -------------

CASH                                                            $  3,465,082   $  4,034,642

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $35,316 and $35,573
  at March 31, 1997 and December 31, 1996, respectively              609,069        685,452

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                          81,453,239     80,190,860
  Less- accumulated depreciation                                 (50,069,658)   (48,417,981)
                                                                ------------   ------------

                                                                  31,383,581     31,772,879

  Franchise costs and other intangible assets, net of
    accumulated amortization of $33,472,612 and $33,337,684
    at March 31, 1997 and December 31, 1996, respectively          1,553,945      1,688,873
                                                                ------------   ------------

             Total investment in cable television properties      32,937,526     33,461,752

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                      385,830        290,724
                                                                ------------   ------------

             Total assets                                       $ 37,397,507   $ 38,472,570
                                                                ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                           March 31,     December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)             1997           1996
    -------------------------------------------         -------------  -------------

LIABILITIES:
 Debt                                                    $ 26,142,479   $ 27,179,908
 General Partner advances                                      90,716              -
 Trade accounts payable and accrued liabilities             1,548,335      2,261,358
 Subscriber prepayments                                       162,874        126,049
                                                         ------------   ------------

    Total liabilities                                      27,944,404     29,567,315
                                                         ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
 General Partner-
  Contributed capital                                           1,000          1,000
  Accumulated deficit                                        (353,977)      (359,455)
                                                         ------------   ------------

                                                             (352,977)      (358,455)
                                                         ------------   ------------

 Limited Partners-
  Net contributed capital (104,000 units
   outstanding at March 31, 1997 and
   December 31, 1996)                                      44,619,655     44,619,655
  Accumulated deficit                                     (34,813,575)   (35,355,945)
                                                         ------------   ------------

                                                            9,806,080      9,263,710
                                                         ------------   ------------

    Total liabilities and partners' capital (deficit)    $ 37,397,507   $ 38,472,570
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

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                             For the Three Months Ended
                                                         March 31,
                                            -----------------------------
                                                  1997           1996
                                            ---------------   -----------
REVENUES                                         $9,263,430   $8,560,741

COSTS AND EXPENSES:
  Operating expenses                              5,240,038    5,092,122
  Management fees and allocated overhead from
    General Partner                               1,104,517    1,010,167
  Depreciation and amortization                   1,854,865    1,794,252
                                                 ----------   ----------

OPERATING INCOME                                  1,064,010      664,200
                                                 ----------   ----------

OTHER INCOME (EXPENSE):
  Interest expense                                 (456,578)    (454,352)
  Other, net                                        (59,584)       7,754
                                                 ----------   ----------

      Total other income (expense), net            (516,162)    (446,598)
                                                 ----------   ----------

NET INCOME                                       $  547,848   $  217,602
                                                 ==========   ==========

ALLOCATION OF NET INCOME:
  General Partner                                $    5,478   $    2,176
                                                 ==========   ==========

  Limited Partners                               $  542,370   $  215,426
                                                 ==========   ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT               $5.22        $2.07
                                                 ==========   ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                     104,000      104,000
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

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                    For the Three Months Ended
                                                                             March 31,
                                                                    ---------------------------
                                                                         1997          1996
                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $   547,848   $   217,602
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                    1,854,865     1,794,252
      Decrease in trade receivables                                       76,383       156,179
      Increase in deposits, prepaid expenses and deferred charges       (163,366)     (148,979)
      Increase (decrease) in General Partner advances                     90,716      (345,664)
      Decrease in trade accounts payable and accrued
        liabilities and subscriber prepayments                          (676,198)     (857,332)
                                                                     -----------   -----------

      Net cash provided by operating activities                        1,730,248       816,058
                                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                             (1,262,379)   (1,069,286)
                                                                     -----------   -----------

      Net cash used in investing activities                           (1,262,379)   (1,069,286)
                                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                 1,544             -
  Repayment of debt                                                   (1,038,973)     (531,883)
                                                                     -----------   -----------

      Net cash used in financing activities                           (1,037,429)     (531,883)
                                                                     -----------   -----------

Decrease in cash                                                        (569,560)     (785,111)

Cash, beginning of period                                              4,034,642     1,307,723
                                                                     -----------   -----------

Cash, end of period                                                  $ 3,465,082   $   522,612
                                                                     ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                      $   468,310   $   706,776
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

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A, Ltd. (the "Partnership") at March 31, 1997 and December 31, 1996 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

    The Partnership owns and operates the cable television systems serving areas in and around Fort Myers, Florida; Lake County, Illinois (the "Lake County System"); and Orland Park/Park Forest, Illinois (the "Orland Park System").

(2) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1997 and 1996 were $463,172 and $428,037, respectively.

    The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable.
Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1997 and 1996 were $641,345 and $582,130, respectively.

(3) Certain prior year amounts have been reclassified to conform to 1997 presentation.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

       It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Partnership's systems are being marketed for sale. There is no assurance as to the timing or terms of any sales.

       For the three month period ended March 31, 1997, the Partnership generated net cash from operating activities totaling approximately $1,730,000, which is available to fund capital expenditures and non-operating costs.
Capital expenditures totaled approximately $1,262,000 during the first three months of 1997. Approximately 43 percent of these expenditures related to the construction of service drops to subscribers' homes. Approximately 28 percent of these expenditures related to the construction of new cable plant associated with new homes passed. The remaining expenditures were used for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1997 are approximately $4,479,000. Approximately 36 percent will be used for the construction of service drops to subscribers' homes and approximately 32 percent is expected to be used to continue construction of new cable plant. The remainder of anticipated expenditures is expected to be used for various enhancements in all of the Partnership's systems. These capital expenditures are necessary to maintain the value of the Partnership's systems. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations.

       As of March 31, 1997, $25,987,500 was outstanding under the Partnership's term loan agreement, which is payable in 20 consecutive quarterly installments that began on March 31, 1997. A payment of $1,012,500 was made in March 1997. Payments of approximately $3,037,500 due the remainder of 1997 are expected to be funded from cash on hand and cash generated from operations. Generally, interest payable on the outstanding balance is at the Partnership's option of Prime or a fixed rate defined as the London Interbank Offered Rate plus 1 percent. The effective interest rate on outstanding obligations as of March 31, 1997 and 1996 were 6.65 percent and 6.28 percent, respectively.

       The General Partner believes that the Partnership has sufficient sources of capital from cash on hand and cash generated from operations to meet its presently anticipated needs.

RESULTS OF OPERATIONS
---------------------

       Revenues of the Partnership increased $702,689, or approximately 8 percent, to $9,263,430 for the three month period ended March 31, 1997 from $8,560,741 for the comparable 1996 period. Basic service rate increases implemented in all of the Partnership's systems accounted for approximately 57 percent of the increase in revenues. An increase in the number of basic subscribers accounted for approximately 29 percent of the increase in revenues. The Partnership added 2,913 basic subscribers since March 31, 1997, an increase of approximately 4 percent. Basic subscribers totaled 81,302 at March 31, 1997 compared to 78,389 at March 31, 1996. No other individual factor was significant to the increase in revenues.

       Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

       Operating expenses increased $147,916, or approximately 3 percent, to $5,240,038 for the three month period ended March 31, 1997 compared to $5,092,122 for the comparable 1996 period. Operating expenses represented approximately 57 percent of revenues for the three month period ended March 31, 1997 compared to approximately 59 percent of revenues for the comparable 1996 period. Increases in programming fees primarily accounted for the increase in operating expenses. No other individual factor contributed significantly to the increase in operating expenses.

       The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $554,773, or approximately 16 percent, to $4,023,392 for the three month period ended March 31, 1997 compared to $3,468,619 for the comparable 1996 period. This increase was due to the increase in revenues exceeding the increases in operating expenses.

       Management fees and allocated overhead from the General Partner increased $94,350, or approximately 9 percent, to $1,104,517 for the three month period ended March 31, 1997 compared to $1,010,167 for the comparable 1996 period.
This increase was due primarily to the increase in revenues, upon which such management fees and allocations are based, and the timing of certain expenses allocated from the General Partner.

       Depreciation and amortization expense increased $60,613, or approximately 3 percent, to $1,854,865 for the three month period ended March 31, 1997 compared to $1,794,252 for the comparable 1996 period. This increase was due to additions to the Partnership's depreciable asset base.

       Operating income increased $399,810, or approximately 60 percent, to $1,064,010 for the three month period ended March 31, 1997 compared to $664,200 for the comparable 1996 period. This increase was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.

       Interest expense increased $2,226, or less than 1 percent, to $456,578 for the three month period ended March 31, 1997 compared to $454,352 for the comparable 1996 period. This increase was due to higher interest rates on outstanding balances on interest bearing obligations.

       Net income increased $330,246 to $547,848 for the three month period ended March 31, 1997 compared to $217,602 for the comparable 1996 period. This increase was due to the factors discussed above.

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

                                               CABLE TV FUND 12-A, LTD.
                                               BY:  JONES INTERCABLE, INC.
                                               General Partner



                                               By: /S/ Kevin P. Coyle
                                                   -----------------------------
                                                   Kevin P. Coyle
                                                   Group Vice President/Finance
                                                   (Principal Financial Officer)

Dated:  May 13, 1997