Form 10-Q
period 1997-06-30
CABLE TV FUND 12-A LTD
filed 1997-08-13
CIK 763657

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to              .
                              --------------  --------------

                        Commission File Number:  0-13193



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

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                 June 30,     December 31,
                 ASSETS                                            1997           1996
                 ------                                        -------------  -------------

CASH                                                           $  3,290,862   $  4,034,642

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $33,589 and $35,573
  at June 30, 1997 and December 31, 1996, respectively              894,132        685,452

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                         82,929,733     80,190,860
  Less- accumulated depreciation                                (51,690,518)   (48,417,981)
                                                               ------------   ------------

                                                                 31,239,215     31,772,879

  Franchise costs and other intangible assets, net of
    accumulated amortization of $33,607,541 and $33,337,684
    at June 30, 1997 and December 31, 1996, respectively          1,419,016      1,688,873
                                                               ------------   ------------

       Total investment in cable television properties           32,658,231     33,461,752

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                     557,496        290,724
                                                               ------------   ------------

       Total assets                                            $ 37,400,721   $ 38,472,570
                                                               ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                   June 30,     December 31,
        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                  1997           1996
        -------------------------------------------              -------------  -------------

LIABILITIES:
  Debt                                                           $ 25,179,765   $ 27,179,908
  Trade accounts payable and accrued liabilities                    1,730,969      2,261,358
  Subscriber prepayments                                              200,574        126,049
                                                                 ------------   ------------

            Total liabilities                                      27,111,308     29,567,315
                                                                 ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                 1,000          1,000
    Accumulated deficit                                              (345,613)      (359,455)
                                                                 ------------   ------------

                                                                     (344,613)      (358,455)
                                                                 ------------   ------------

  Limited Partners-
    Net contributed capital (104,000 units
      outstanding at June 30, 1997 and
      December 31, 1996)                                           44,619,655     44,619,655
    Accumulated deficit                                           (33,985,629)   (35,355,945)
                                                                 ------------   ------------

                                                                   10,634,026      9,263,710
                                                                 ------------   ------------

            Total liabilities and partners' capital (deficit)    $ 37,400,721   $ 38,472,570
                                                                 ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                              For the Three Months Ended   For the Six Months Ended
                                                        June 30,                    June 30,
                                              --------------------------  --------------------------
                                                1997            1996          1997            1996
                                              ----------     ----------   -----------   -----------
REVENUES                                      $9,317,589     $8,620,487   $18,581,019   $17,181,228

COSTS AND EXPENSES:
  Operating expenses                           5,307,575      5,120,877    10,535,119    10,212,999
  Management fees and allocated overhead
    from General Partner                         949,201        984,072     2,053,718     1,994,239
  Depreciation and amortization                1,797,856      1,794,112     3,652,721     3,588,364
                                              ----------     ----------   -----------   -----------

OPERATING INCOME                               1,262,957        721,426     2,339,461     1,385,626
                                              ----------     ----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                              (445,400)      (409,123)     (901,978)     (863,475)
  Other, net                                       6,259            998       (53,325)        8,752
                                              ----------     ----------   -----------   -----------

         Total other income
           (expense), net                       (439,141)      (408,125)     (955,303)     (854,723)
                                              ----------     ----------   -----------   -----------

NET INCOME                                    $  823,816     $  313,301   $ 1,384,158   $   530,903
                                              ==========     ==========   ===========   ===========

ALLOCATION OF NET INCOME:
  General Partner                             $    8,238     $    3,133   $    13,842   $     5,309
                                              ==========     ==========   ===========   ===========

  Limited Partners                            $  815,578     $  310,168   $ 1,370,316   $   525,594
                                              ==========     ==========   ===========   ===========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                            $     7.84     $     2.98   $     13.18   $      5.05
                                              ==========     ==========   ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                              104,000        104,000       104,000       104,000
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

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                     For the Six Months Ended
                                                                             June 30,
                                                                    --------------------------
                                                                       1997            1996
                                                                    -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $ 1,384,158   $   530,903
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                   3,652,721     3,575,780
      Decrease (increase) in trade receivables                         (208,680)      260,883
      Decrease (increase) in deposits, prepaid expenses and
        deferred charges                                               (377,099)       31,868
      Increase (decrease) in General Partner advances                         -      (373,311)
      Decrease in trade accounts payable and accrued liabilities
        and subscriber prepayments                                     (455,864)     (377,203)
                                                                    -----------   -----------

         Net cash provided by operating activities                    3,995,236     3,648,920
                                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                            (2,738,873)   (2,678,697)
  Franchise renewal                                                           -       (25,000)
                                                                    -----------   -----------

         Net cash used in investing activities                       (2,738,873)   (2,703,697)
                                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                               75,633             -
  Repayment of debt                                                  (2,075,776)   (1,759,601)
                                                                    -----------   -----------

         Net cash used in financing activities                       (2,000,143)   (1,759,601)
                                                                    -----------   -----------

Decrease in cash                                                       (743,780)     (814,378)

Cash, beginning of period                                             4,034,642     1,307,723
                                                                    -----------   -----------

Cash, end of period                                                 $ 3,290,862   $   493,345
                                                                    ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $   924,273   $ 1,121,994
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

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A, Ltd. (the "Partnership") at June 30, 1997 and December 31, 1996, its Statements of Operations for the three and six month periods ended June 30, 1997 and 1996 and its Statements of Cash Flows for the six month periods ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television systems serving areas in and around Fort Myers, Florida; Lake County, Illinois; and Orland Park/Park Forest, Illinois.

(2) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1997 were $465,879 and $929,051, respectively, compared to $431,024 and $859,061, respectively, for the similar 1996 periods.

      The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1997 were $483,322 and $1,124,667, respectively, compared to $553,048 and $1,135,178, respectively, for the similar 1996 periods.

(3) Certain prior year amounts have been reclassified to conform to 1997 presentation.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Partnership's systems have been marketed for sale and the General Partner is continuing to seek out opportunities to sell the Partnership's systems. There is no assurance as to the timing or terms of any sales.

     For the six month period ended June 30, 1997, the Partnership generated net cash from operating activities totaling approximately $3,995,236, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $2,739,000 during the first six months of 1997. Approximately 40 percent of these expenditures related to the construction of service drops to subscribers' homes. Approximately 26 percent of these expenditures related to the construction of new cable plant associated with new homes passed. The remaining expenditures were used for various enhancements in the Partnership's systems. Funding for these expenditures was provided by cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1997 are approximately $3,371,000. Approximately 34 percent is expected to be used to continue construction of new cable plant and approximately 32 percent will be used for the construction of service drops to subscribers' homes. The remainder of anticipated expenditures is expected to be used for various enhancements in all of the Partnership's systems. These capital expenditures are necessary to maintain the value of the Partnership's systems until they are sold. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations.

     As of June 30, 1997, $24,975,000 was outstanding under the Partnership's term loan agreement, which is payable in 20 consecutive quarterly installments that began on March 31, 1997. A total of $2,025,000 in principal payments was paid during the six months ended June 30, 1997. These payments were funded from cash on hand and cash generated from operations. Payments of $2,025,000 due during the remainder of 1997 are expected to be funded from cash on hand and cash generated from operations. Generally, interest payable on the outstanding balance is at the Partnership's option of Prime or a fixed rate defined as the London Interbank Offered Rate plus 1 percent. The effective interest rates on outstanding obligations as of June 30, 1997 and 1996 were 6.76 percent and 6.38 percent, respectively.

     The General Partner believes that the Partnership has sufficient sources of capital from cash on hand and cash generated from operations to meet its presently anticipated needs.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $697,102, or approximately 8 percent, to $9,317,589 for the three month period ended June 30, 1997 from $8,620,487 for the comparable 1996 period. Revenues of the Partnership increased $1,399,791, or approximately 8 percent, to $18,581,019 for the six month period ended June 30, 1997 from $17,181,228 for the comparable 1996 period. An increase in the number of basic subscribers combined with basic service rate increases implemented in the Partnership's systems primarily accounted for the increase in revenues. Basic service rate increases accounted for approximately 54 percent and 55 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1997 and an increase in the number of basic subscribers accounted for approximately 25 percent and 27 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1997. The number of basic subscribers increased by 2,517 subscribers, or approximately 3 percent, to 77,994 at June 30, 1997 from 75,477 at June 30, 1996. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $186,698, or approximately 4 percent, to $5,307,575 for the three month period ended June 30, 1997 from $5,120,877 for the comparable 1996 period. Operating expenses increased $334,614, or approximately 3 percent, to $10,547,613 for the six month period ended June 30, 1997 from $10,212,999 for the comparable 1996 period. Increases in programming fees partially offset by a decrease in marketing and advertising expenses primarily accounted for the increase in operating expenses for the three and six month periods. These expenses represented approximately 57 percent and 59 percent of revenues for the three and six month periods ended June 30, 1997 and 1996, respectively. No other individual factor was significant to the increase in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $510,404, or approximately 15 percent, to $4,010,014 for the three month period ended June 30, 1997 from $3,499,610 for the similar period in 1996. Operating cash flow increased $1,077,671, or approximately 15 percent, to $8,045,900 for the six month period ended June 30, 1997 from $6,968,229 for the comparable 1996 period. These increases were due to increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $34,871, or approximately 4 percent, to $949,201 for the three month period ended June 30, 1997 from $984,072 for the comparable 1996 period. This decrease was due to a decrease in allocated expenses from the General Partner. Management fees and allocated overhead from the General Partner increased $59,479, or approximately 3 percent, to $2,053,718 for the six month period ended June 30, 1997 from $1,994,239 for the comparable 1996 period. This increase was due to the increase in revenues, upon which such management fees are based, which was offset in part, by a decrease in allocated expenses from the General Partner.

     Depreciation and amortization expense increased $3,744, or less than 1 percent, to $1,797,856 for the three month period ended June 30, 1997 from $1,794,112 for the comparable 1996 period. Depreciation and amortization expense increased $64,357, or approximately 2 percent, to $3,652,721 for the six month period ended June 30, 1997 from $3,588,364 for the comparable 1996 period. These increases were due to additions to the Partnership's depreciable asset base.

     Operating income increased $541,531, or approximately 75 percent, to $1,262,957 for the three month period ended June 30, 1997 from $721,426 for the comparable period in 1996. This increase was due to the increase in revenues and decrease in management fees and allocated overhead from the General Partner exceeding the increases in operating expenses and depreciation and amortization expense. Operating income increased $953,835, or approximately 69 percent, to $2,339,461 for the six month period ended June 30, 1997, from $1,385,626 for the comparable period in 1996. This increase was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense.

     Interest expense increased $36,277, or approximately 9 percent, to $445,400 for the three month period ended June 30, 1997 from $409,123 for the comparable 1996 period. Interest expense increased $38,503, or approximately 4 percent, to $901,978 for the six month period ended June 30, 1996 from $863,475 for the comparable 1996 period. These increases were due to higher effective interest rates on interest bearing obligations.

     The Partnership recognized net income of $823,816 for the three month period ended June 30, 1997, compared to net income of $313,301 for the comparable 1996 period. The Partnership recognized net income of $1,371,664 for the six month period ended June 30, 1997, compared to net income of $530,903 for the comparable 1996 period. These increases were due to the factors discussed above.

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

                                         CABLE TV FUND 12-A, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                         General Partner



                                         By: /S/ Kevin P. Coyle
                                             -----------------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)

Dated:  August 13, 1997