Form 10-Q
period 1997-09-30
CABLE TV FUND 12-A LTD
filed 1997-11-12
CIK 763657

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended September 30, 1997.

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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                 September 30,   December 31,
                      ASSETS                                          1997           1996
                      ------                                     --------------  -------------

CASH                                                              $  3,023,600   $  4,034,642

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $38,622 and $35,573 at September 30, 1997
  and December 31, 1996, respectively                                  717,696        685,452

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                            84,599,748     80,190,860
  Less- accumulated depreciation                                   (53,196,104)   (48,417,981)
                                                                  ------------   ------------

                                                                    31,403,644     31,772,879

  Franchise costs and other intangible assets, net of
    accumulated amortization of $33,742,468 and $33,337,684
    at September 30, 1997 and December 31, 1996, respectively        1,284,089      1,688,873
                                                                  ------------   ------------

         Total investment in cable television properties            32,687,733     33,461,752

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                        563,885        290,724
                                                                  ------------   ------------

         Total assets                                             $ 36,992,914   $ 38,472,570
                                                                  ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                   September 30,   December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                    1997           1996
         -------------------------------------------               --------------  -------------

LIABILITIES:
  Debt                                                              $ 24,209,910   $ 27,179,908
  Trade accounts payable and accrued liabilities                       1,635,011      2,261,358
  Subscriber prepayments                                                 153,047        126,049
                                                                    ------------   ------------

              Total liabilities                                       25,997,968     29,567,315
                                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                    1,000          1,000
    Accumulated deficit                                                 (338,558)      (359,455)
                                                                    ------------   ------------

                                                                        (337,558)      (358,455)
                                                                    ------------   ------------

  Limited Partners-
    Net contributed capital (104,000 units
      outstanding at September 30, 1997 and
      December 31, 1996)                                              44,619,655     44,619,655
    Accumulated deficit                                              (33,287,151)   (35,355,945)
                                                                    ------------   ------------

                                                                      11,332,504      9,263,710
                                                                    ------------   ------------

              Total liabilities and partners' capital (deficit)     $ 36,992,914   $ 38,472,570
                                                                    ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                             For the Three Months Ended    For the Nine Months Ended
                                                   September 30,                 September 30,
                                            ----------------------------  ---------------------------
                                                 1997           1996           1997          1996
                                              ----------     ----------    -----------   -----------
REVENUES                                      $8,981,771     $8,409,908    $27,562,790   $25,591,136

COSTS AND EXPENSES:
  Operating expenses                           5,176,249      5,086,001     15,711,368    15,299,000
  Management fees and allocated overhead
    from General Partner                         935,674        908,386      2,989,392     2,902,625
  Depreciation and amortization                1,713,515      1,777,703      5,366,236     5,366,067
                                              ----------     ----------    -----------   -----------

OPERATING INCOME                               1,156,333        637,818      3,495,794     2,023,444
                                              ----------     ----------    -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                              (441,868)      (416,598)    (1,343,846)   (1,280,073)
  Other, net                                      (8,932)       (26,587)       (62,257)      (17,835)
                                              ----------     ----------    -----------   -----------

          Total other income
            (expense), net                      (450,800)      (443,185)    (1,406,103)   (1,297,908)
                                              ----------     ----------    -----------   -----------

NET INCOME                                    $  705,533     $  194,633    $ 2,089,691   $   725,536
                                              ==========     ==========    ===========   ===========

ALLOCATION OF NET INCOME:
  General Partner                             $    7,055     $    1,946    $    20,897   $     7,255
                                              ==========     ==========    ===========   ===========

  Limited Partners                            $  698,478     $  192,687    $ 2,068,794   $   718,281
                                              ==========     ==========    ===========   ===========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                 $6.72          $1.85         $19.89         $6.91
                                              ==========     ==========    ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                              104,000        104,000        104,000       104,000
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

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                          For the Nine Months Ended
                                                                September 30,
                                                          --------------------------
                                                              1997           1996
                                                          -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 2,089,691   $   725,536
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                         5,366,236     5,366,067
      Decrease (increase) in trade receivables                (32,244)      320,044
      Increase in deposits, prepaid expenses and
        deferred charges                                     (456,490)      (91,310)
      Decrease in General Partner advances                       -         (373,311)
      Decrease in trade accounts payable and
        accrued liabilities and subscriber prepayments       (599,349)       (7,367)
                                                          -----------   -----------

          Net cash provided by operating activities         6,367,844     5,939,659
                                                          -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                  (4,408,888)   (4,403,509)
  Franchise renewal                                              -          (62,102)
                                                          -----------   -----------

          Net cash used in investing activities            (4,408,888)   (4,465,611)
                                                          -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                    141,217        82,524
  Repayment of debt                                        (3,111,215)   (1,790,656)
                                                          -----------   -----------

          Net cash used in financing activities            (2,969,998)   (1,708,132)
                                                          -----------   -----------

Decrease in cash                                           (1,011,042)     (234,084)

Cash, beginning of period                                   4,034,642     1,307,723
                                                          -----------   -----------

Cash, end of period                                       $ 3,023,600   $ 1,073,639
                                                          ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                           $ 1,512,590   $ 1,388,935
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

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A, Ltd. (the "Partnership") at September 30, 1997 and December 31, 1996, its Statements of Operations for the three and nine month periods ended September 30, 1997 and 1996 and its Statements of Cash Flows for the nine month periods ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television systems serving areas in and around Fort Myers, Florida; Lake County, Illinois; and Orland Park/Park Forest, Illinois.

(2) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1997 were $449,089 and $1,378,140, respectively, compared to $420,495 and
$1,279,557, respectively, for the similar 1996 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable.
Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1997 were $486,585 and $1,611,252, respectively, compared to $487,891 and
$1,623,068, respectively, for the similar 1996 periods.

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

     For the nine month period ended September 30, 1997, the Partnership generated net cash from operating activities totaling approximately $6,368,000, which is available to fund capital expenditures and non-operating costs.
Capital expenditures totaled approximately $4,409,000 during the first nine months of 1997. Approximately 38 percent of these expenditures related to the construction of service drops to subscribers' homes. Approximately 24 percent of these expenditures related to the construction of new cable plant associated with new homes passed. The remaining expenditures were used to maintain the value of the Partnership's systems. Funding for these expenditures was provided by cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1997 are approximately $1,830,000. Approximately 44 percent is expected to be used to continue construction of new cable plant and approximately 27 percent will be used for the construction of service drops to subscribers' homes. The remainder of anticipated expenditures is necessary to maintain the value of the Partnership's systems until they are sold. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations.

     As of September 30, 1997, $23,962,500 was outstanding under the Partnership's term loan agreement, which is payable in 20 consecutive quarterly installments that began on March 31, 1997. A total of $3,037,500 in principal payments was paid during the nine months ended September 30, 1997. These payments were funded from cash on hand and cash generated from operations. Payments of $1,012,500 due during the fourth quarter of 1997 are expected to be funded from cash on hand and cash generated from operations. Generally, interest payable on the outstanding balance is at the Partnership's option of Prime or a fixed rate defined as the London Interbank Offered Rate plus 1 percent. The effective interest rates on outstanding obligations as of September 30, 1997 and 1996 were 6.69 percent and 6.53 percent, respectively.

     The General Partner believes that the Partnership has sufficient sources of capital from cash on hand and cash generated from operations to meet its presently anticipated needs.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $571,863, or approximately 7 percent, to $8,981,771 for the three month period ended September 30, 1997 from $8,409,908 for the comparable 1996 period. Revenues of the Partnership increased $1,971,654, or approximately 8 percent, to $27,562,790 for the nine month period ended September 30, 1997 from $25,591,136 for the comparable 1996 period. An increase in the number of basic subscribers combined with basic service rate increases implemented in the Partnership's systems primarily accounted for the increase in revenues. Basic service rate increases accounted for approximately 60 percent and 57 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1997 and an increase in the number of basic subscribers accounted for approximately 35 percent and 29 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1997. The number of basic subscribers increased by 2,642 subscribers, or approximately 4 percent, to 77,952 at September 30, 1997 from 75,310 at September 30, 1996. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $90,248, or approximately 2 percent, to $5,176,249 for the three month period ended September 30, 1997 from $5,086,001 for the comparable 1996 period. Operating expenses increased $412,368, or approximately 3 percent, to $15,711,368 for the nine month period ended September 30, 1997 from $15,299,000 for the comparable 1996 period. Increases in programming fees partially offset by a decrease in marketing and advertising expenses primarily accounted for the increase in operating expenses for the three and nine month periods. Operating expenses represented approximately 58 percent and 57 percent of revenues for the three and nine month periods ended September 30, 1997 and 1996, respectively. No other individual factor was significant to the increase in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $481,615, or approximately 14 percent, to $3,805,522 for the three month period ended September 30, 1997 from $3,323,907 for the similar period in 1996. Operating cash flow increased $1,559,286, or approximately 15 percent, to $11,851,422 for the nine month period ended September 30, 1997 from $10,292,136 for the comparable 1996 period. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner increased $27,288, or approximately 3 percent, to $935,674 for the three month period ended September 30, 1997 from $908,386 for the comparable 1996 period. Management fees and allocated overhead from the General Partner increased $86,767, or approximately 3 percent, to $2,989,392 for the nine month period ended September 30, 1997 from $2,902,625 for the comparable 1996 period. These increases were due to the increases in revenues, upon which such management fees are based.

     Depreciation and amortization expense decreased $64,188, or approximately 4 percent, to $1,713,515 for the three month period ended September 30, 1997 from $1,777,703 for the comparable 1996 period. This decrease was due to the maturation of the Partnership's depreciable asset base. Depreciation and amortization expense was $5,366,236 for the nine month period ended September 30, 1997 and $5,366,067 for the comparable 1996 period.

     Operating income increased $518,515, or approximately 81 percent, to $1,156,333 for the three month period ended September 30, 1997 from $637,818 for the comparable period in 1996. This increase was due to the increase in operating cash flow and decrease in depreciation and amortization expense. Operating income increased $1,472,350, or approximately 73 percent, to $3,495,794 for the nine month period ended September 30, 1997, from $2,023,444 for the comparable period in 1996. This increase was due to the increase in operating cash flow exceeding the increase in depreciation and amortization expense.

     Interest expense increased $25,270, or approximately 6 percent, to $441,868 for the three month period ended September 30, 1997 from $416,598 for the comparable 1996 period. Interest expense increased $63,773, or approximately 5 percent, to $1,343,846 for the nine month period ended September 30, 1996 from $1,280,073 for the comparable 1996 period. These increases were due to higher effective interest rates on interest bearing obligations.

     The Partnership recognized net income of $705,533 for the three month period ended September 30, 1997, compared to $194,633 for the comparable 1996 period. The Partnership recognized net income of $2,089,691 for the nine month period ended September 30, 1997, compared to $725,536 for the comparable 1996 period. These increases were due to the factors discussed above. The Partnership expects to continue to recognize net income in future periods.

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

                                         CABLE TV FUND 12-A, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                         General Partner



                                         By:    /S/ Kevin P. Coyle
                                                --------------------------------
                                                Kevin P. Coyle
                                                Group Vice President/Finance
                                                (Principal Financial Officer)

Dated:  November 12, 1997