Form 10-K405
period 1997-12-31
CABLE TV FUND 12-A LTD
filed 1998-03-27
CIK 763657

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _______________ to _______________

Commission file number:    0-13193

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
             (Exact name of registrant as specified in its charter)

        Colorado                                   84-098104
        --------                                   ---------
(State of Organization)                (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309               (303) 792-3111
----------------------------------------------------        --------------
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

     Yes     X                                                 No
            ---                                                   ---

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.      X
                                        ---



            DOCUMENTS INCORPORATED BY REFERENCE:               None



(33727)

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.

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

          It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with the General Partner's policy, the Partnership has entered into an agreement to sell the Fort Myers System to an unaffiliated cable television system operator, and the Lake County System and the Orland Park System, along with other Chicago-area systems owned or managed by the General Partner and its affiliates, are being marketed for sale. There is no assurance as to the timing or terms of any sales.

PROPOSED DISPOSITION OF CABLE TELEVISION SYSTEM

          In March 1998, the Partnership entered into a purchase and sale agreement to sell the Fort Myers System to an unaffiliated cable television system operator for a sales price of $110,000,000, subject to customary closing adjustments. Closing of the sale, which is anticipated to occur in the second or third quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents. Upon the consummation of the sale of the Fort Myers System, the Partnership will repay approximately $9,600,000 of the balance outstanding on its $22,950,000 term loan, will pay a brokerage fee to The Jones Group, Ltd., a subsidiary of the General Partner, of $2,750,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, will retain a portion of the proceeds for working capital purposes and will distribute the remaining sale proceeds of approximately $93,000,000 to the partners. Pursuant to the terms of the Partnership's limited partnership agreement, from the net sale proceeds the Partnership first will return to the limited partners the capital they initially contributed to the Partnership ($52,000,000) and the remainder of the proceeds will be allocated 75 percent to the limited partners ($30,750,000) and 25 percent to the General Partner ($10,250,000). The total limited partner distribution of $82,750,000 represents $796 for each $500 limited partnership interest or $1,592 for each $1,000 invested in the Partnership. Because the sale of the Fort Myers System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership is required to approve the sale.

          CABLE TELEVISION SERVICES. The Systems offer to subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

          Basic cable television service usually consists of signals of all national television networks broadcast by their local affiliates, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites. Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

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

          The Systems also offer premium services to subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax, Encore and others at a cost based on the number of subscribers served by the cable operator. The per service cost of premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

          The Systems also offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

          REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. At December 31, 1997, the Systems' monthly basic service rates ranged from $11.24 to $12.77, monthly basic and tier ("basic plus") service rates ranged from $24.55 to $27.18 and monthly premium services ranged from $4.48 to $9.95 per premium service. In addition, the Partnership earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $35.73; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1997, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 71 percent of total revenues, premium service fees accounted for approximately 11 percent of total revenues, pay-per-view fees were approximately 2 percent of total revenues, advertising fees were approximately 7 percent of total revenues and the remaining 9 percent of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

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

          The Partnership holds 10 franchises relating to the Systems. These franchises provide for the payment of fees to the issuing authorities and generally range from 3 percent to 5 percent of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5 percent of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

          The Partnership has never had a franchise revoked. The Partnership is currently negotiating the renewal of one franchise that is operating under an extension. The General Partner has no reason to believe that such franchise will not be renewed in due course. The General Partner recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

          COMPETITION. Cable television systems currently experience competition from several sources.

          Broadcast Television.  Cable television systems have traditionally
          ---------------------
competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

          Traditional Overbuild.  Cable television franchises are not exclusive,
          ---------------------
so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The General Partner has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in certain of the systems owned or managed by the General Partner but not in the Systems. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

          DBS.  High-powered direct-to-home satellites have made possible the
          ---
wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems. DBS faces technical and legal obstacles to offering its customers local broadcast programming, although at least one DBS provider is now attempting to do so. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

          Telephone and Utilities.  Federal cross-ownership restrictions
          -----------------------
historically limited entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Ameritech, one of the seven regional Bell Operating Companies ("BOCs"), which provides telephone service in a multi-state region including Illinois, has been the most active BOC in seeking local cable franchises within its service area. It has begun cable service in competition with partnerships managed by the General Partner in Elgin, Glen Ellyn and Naperville, Illinois. The General Partner cannot predict at this time the extent of telephone company competition that will emerge. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of cable television systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect. The local electric utility in the Washington D.C. area recently announced plans to participate in RCN, a planned video competitor.

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

          MMDS.  Cable television systems also compete with wireless program
          ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by the General Partner. Telephone companies have acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Partnership's Systems.
A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. In addition, Local Multipoint Distribution Services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

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

          The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations and there has been a recent increase in calls to maintain or even tighten cable regulation in the absence of widespread effective competition. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's Systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Partnership.

          Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
          ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30 percent) by the incumbent cable operator, appreciable penetration (more than 15 percent) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

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

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. Certain critics of the cable television industry have called for a delay in the regulatory sunset and some have even urged more rigorous rate regulation in the interim, including a limit on operators passing through to their customers increased programming costs.
The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

          Cable Entry Into Telecommunications.  The 1996 Telecom Act provides
          -----------------------------------
that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order. That decision is now on appeal to the U.S. Supreme Court.

          Telephone Company Entry Into Cable Television.  The 1996 Telecom Act
          ---------------------------------------------
allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the BOCs, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, the General Partner is now witnessing the beginning of LEC competition in a few of its cable communities.

          Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities. RCN and affiliates of local power companies recently have been certified to provide OVS service in areas encompassing the General Partner's cable systems in suburban Maryland and Virginia. This OVS potential competition is not yet operational.

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

          Electric Utility Entry Into Telecommunications/Cable Television.  The
          ---------------------------------------------------------------
1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

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

          Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40 percent of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30 percent of all domestic cable subscribers has been stayed pending further judicial review, although the FCC recently expressed an interest in reviewing and reimposing this limit.

          There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. The investment of BCI Telecom Holding Inc. ("BCI") in the General Partner could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

          Must Carry/Retransmission Consent.  The 1992 Cable Act contains
          ---------------------------------
broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Partnership's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WGN). The burden associated with "must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analogue and digital broadcasts in their entirety.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15 percent in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 mandating a modest rate reduction. The reduction sparked some increase in part-time use, but did not make commercial leased access substantially more attractive to third party programmers. Certain of those programmers have now appealed the revised rules to the D.C. Court of Appeals. Should the courts and the FCC ultimately determine that an additional reduction in access rates is required, cable operators could lose programming control of a substantial number of cable channels.

          Access to Programming.  To spur the development of independent cable
          ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There recently has been increased interest in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements.

          Inside Wiring.  The FCC recently determined that an incumbent cable
          -------------
operator can be required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon or sell the "home run" wiring it initially provided. In addition, the FCC is reviewing the enforceability of contracts to provide exclusive video service within a MDU complex. The FCC has proposed abrogating all such contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. These changes, and others now being considered by the FCC, would, if implemented, make it easier for a MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and leave the already competitive MDU sector even more challenging for incumbent cable operators.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards and consumer electronics equipment compatibility. Federal requirements governing Emergency Alert Systems and Closed Captioning adopted in 1997 will impose additional costs on the operation of cable systems. The FCC is currently considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

          Internet Access.  Many cable operators have begun offering high speed
          ---------------
internet service to their customers. At this time, there is no signficant federal or local regulation of this service. However, as internet services develop, it is possible that new regulations could be imposed.

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

          The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5 percent of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

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

                              ITEM 2.  PROPERTIES
                              -------------------

          The cable television systems owned by the Partnership are described below:

                        SYSTEM                          ACQUISITION DATE
                        ------                          ----------------

           Fort Myers System                                May 1985
           Orland Park System                               May 1985
           Lake County System                               May 1985

          The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1997, the Lake County System operated cable plant passing approximately 28,600 homes, with an approximate 71 percent penetration rate; the Orland Park System operated cable plant passing approximately 30,900 homes, with an approximate 69 percent penetration rate; and the Fort Myers System operated cable plant passing approximately 71,400 homes, with an approximate 55 percent penetration rate. Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                                               At December 31,
                                                    ---------------------------------------------------------------------
Fort Myers System                                           1997                    1996                   1995
-----------------                                   ---------------------  ----------------------  ----------------------
Monthly basic plus service rate                           $ 25.11                 $ 23.51                 $ 20.52
Basic subscribers                                          39,568                  38,944                  38,306
Pay units                                                  22,864                  23,122                  23,425

                                                                               At December 31,
                                                    ---------------------------------------------------------------------
Lake County System                                          1997                    1996                   1995
------------------                                  ---------------------  ----------------------  ----------------------
Monthly basic plus service rate                           $ 24.55                 $ 23.38                 $ 22.52
Basic subscribers                                          20,417                  19,745                  18,611
Pay units                                                  11,932                  12,122                  12,375


                                                                               At December 31,
                                                    ---------------------------------------------------------------------
Orland Park System                                          1997                    1996                   1995
------------------                                  ---------------------  ----------------------  ----------------------
Monthly basic plus service rate                           $ 27.18                 $ 25.16                 $ 24.01
Basic subscribers                                          21,532                  20,853                  19,730
Pay units                                                  14,967                  14,887                  14,418

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


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

       None.


                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

       While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1997, partners of the Partnership conducted "limited tender offers" for interests in the Partnership at prices ranging from $570 to $640 per interest. As of February 16, 1998, the number of equity security holders in the Partnership was 6,879.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


                                                        For the Year Ended December 31,
                                      --------------------------------------------------------------------
Cable TV Fund 12-A, Ltd.                  1997          1996          1995          1994          1993
------------------------------------  ------------  ------------  ------------  ------------  ------------

Revenues                              $36,986,475   $34,485,280   $32,080,534   $29,378,010   $28,963,726
Depreciation and Amortization           7,152,481     7,279,700     7,146,711     7,032,177     7,840,193
Operating Income                        4,830,338     2,749,310     2,369,663     1,377,680     1,196,824
Net Income (Loss)                       3,044,075       988,478       379,266      (492,539)     (409,726)
Net Income (Loss) per Limited
    Partnership Unit                        28.98          9.41          3.61         (4.69)        (3.90)
Weighted Average Number of Limited
    Partnership Units Outstanding         104,000       104,000       104,000       104,000       104,000
General Partner's Deficit                (328,014)     (358,455)     (368,340)     (372,133)     (367,208)
Limited Partners' Capital              12,277,344     9,263,710     8,285,117     7,909,644     8,397,258
Total Assets                           37,049,738    38,472,570    36,825,106    36,725,141    39,297,990
Debt                                   23,272,240    27,179,908    26,736,382    26,402,399    29,724,530
General Partner Advances                        -             -       373,311     1,305,933       220,722


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with the General Partner's policy, the Partnership has entered into a contract to sell the cable television system serving the areas in and around Fort Myers, Florida (the "Fort Myers System") to an unaffiliated cable television system operator and the Partnership's remaining systems are being marketed for sale. The General Partner is continuing to seek opportunities to sell the Partnership's remaining systems. There is no assurance as to the timing or terms of any sales.

     In March 1998, the Partnership entered into an asset purchase agreement to sell the Fort Myers System to an unaffiliated cable television system operator for a sales price of $110,000,000, subject to customary closing adjustments. Closing of the sale, which is anticipated to occur in the second or third quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents. Upon the consummation of the sale of the Fort Myers System, the Partnership will repay approximately $9,600,000 of the balance outstanding on its $22,950,000 term loan, will pay a brokerage fee to The Jones Group, Ltd., a subsidiary of the General Partner, totaling $2,750,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, will retain a portion of the proceeds for working capital purposes and will distribute the remaining net sale proceeds of approximately $93,000,000 to the partners. Pursuant to the terms of the Partnership's limited partnership agreement, from the net sale proceeds the Partnership first will return to the limited partners the capital they initially contributed to the Partnership ($52,000,000) and the remainder will be allocated 75 percent to the limited partners ($30,750,000) and 25 percent to the General Partner ($10,250,000). The total limited partner distribution of $82,750,000 represents $796 per each $500 limited partnership interest or $1,592 for each $1,000 invested in the Partnership. Because the sale of the Fort Myers System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership is required to approve this sale.

     For the year ended December 31, 1997, the Partnership generated net cash from operating activities totaling approximately $8,457,493, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $6,405,819 during 1997. Approximately 34 percent of these expenditures related to the construction of service drops to subscribers' homes. Approximately 23 percent of these expenditures related to the construction of new cable plant associated with new homes passed. The remaining expenditures were used to maintain the value of the Partnership's systems. Funding for these expenditures was provided by cash on hand and cash generated from operations. Budgeted capital expenditures for 1998 are approximately $4,850,000. Approximately 39 percent of these anticipated expenditures relate to the construction of service drops to subscribers' homes. Approximately 35 of these anticipated expenditures relate to the construction of new cable plant associated with new homes passed. The remaining anticipated expenditures will be used to maintain the value of the Partnership's systems until they are sold. Depending upon the timing of the sale of the Fort Myers System, the Partnership likely will only make the budgeted capital expenditures expected to be made during the Partnership's continued ownership of the Fort Myers System. Funding for these expenditures is expected to be provided by cash on hand and cash generated by operations.

     As of December 31, 1997, $22,950,000 was outstanding under the Partnership's term loan agreement, which is payable in consecutive quarterly installments through December 31, 2001. A total of $4,050,000 in principal payments was paid during 1997. These payments were funded from cash on hand and cash generated from operations. Generally, interest payable on the outstanding balance is at the Partnership's option of Prime or a fixed rate defined as the London Interbank Offered Rate plus 1 percent. Principal payments due during 1998 total $4,050,000. The effective interest rates on outstanding obligations as of December 31, 1997 and 1996 were 6.88 percent and 6.73 percent, respectively.

     The General Partner believes that the Partnership has sufficient sources of capital from cash on hand and cash generated from operations to meet its presently anticipated needs provided that the Fort Myers System is sold as expected in 1998.

Year 2000 Issue
---------------

     The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

     The General Partner has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the General Partner has determined that the majority of its computer applications supporting business processes, including accounting and billing, are designed to handle the Year 2000 appropriately.

     The General Partner is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The General Partner has established an internal team to address this issue. The General Partner is identifying and testing all date-sensitive equipment involved in delivering service to the Partnership's customers. In addition, the General Partner will assess its options regarding repair or replacement of affected equipment during this testing. The General Partner currently has no definitive estimate of the cost or the extent of the impact, if any, this problem will have on service delivery; however, the General Partner does not believe that the impact will be material. The General Partner anticipates completion of its testing in 1998, at which time it will determine the financial impact on the Partnership.

RESULTS OF OPERATIONS
---------------------

     1997 compared to 1996
     ---------------------

     Revenues of the Partnership increased $2,501,195, or approximately 7 percent, to $36,986,475 in 1997 from $34,485,280 in 1996. Basic service rate increases implemented in all of the Partnership's systems accounted for approximately 59 percent of the increase in revenues. An increase in the number of basic subscribers accounted for approximately 30 percent of the increase in revenues. The Partnership added 1,975 basic subscribers in 1997, an increase of approximately 2 percent. The number of basic subscribers totaled 81,517 at December 31, 1997, compared to 79,542 at December 31, 1996. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $562,075, or approximately 3 percent, to $21,035,811 in 1997 from $20,473,736 in 1996. This increase was primarily due to an increase in programming fees. No other individual factor contributed significantly to the increase in operating expenses. Operating expenses represented approximately 57 percent of revenues in 1997 compared to approximately 59 percent of revenues in 1996.

     The cable television industry generally measures the performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $1,939,120, or approximately 14 percent, to $15,950,664 in 1997 from $14,011,544 in 1996. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $14,689 to $3,967,845 in 1997 from $3,982,534 in 1996. This decrease was primarily due to a decrease in the amount of expenses allocated from the General Partner.

     Depreciation and amortization expense decreased $127,219, or approximately 2 percent, to $7,152,481 in 1997 from $7,279,700 in 1996. This decrease was due to the maturation of a portion of the Partnership's depreciable asset base.

     Operating income increased $2,081,028, or approximately 76 percent, to $4,830,338 in 1997 from $2,749,310 in 1996. This increase was due to the increase in operating cash flow and decrease in depreciation and amortization expense.

     Interest expense increased $52,280, or approximately 3 percent, to $1,765,957 in 1997 from $1,713,677 in 1996. This increase was primarily due to higher effective interest rates on interest bearing obligations during 1997.

     Net income increased $2,055,597, to $3,044,075 in 1997 from $988,478 in
1996.  This increase was due to the factors discussed above.

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

     Operating cash flow increased $579,941, or approximately 4 percent, to $14,011,544 in 1996 from $13,431,603 in 1995. This increase was due to the increase in revenues exceeding increases in operating expenses.

     Management fees and allocated overhead from the General Partner increased $67,305, or approximately 2 percent, to $3,982,534 in 1996 from $3,915,229 in
1995. This increase was due to an increase in management fees. Management fees, which are based on a percentage of revenues, increase when revenues increase.

     Depreciation and amortization expense increased $132,989, or approximately 2 percent, to $7,279,700 in 1996 from $7,146,711 in 1995. This increase was due to additions to the Partnership's depreciable asset base in 1996 and 1995.

     Operating income increased $379,647, or approximately 16 percent, to $2,749,310 in 1996 from $2,369,663 in 1995. This increase was due to the increase in operating cash flow exceeding the increase in depreciation and amortization expense.

     Interest expense decreased $305,175, or approximately 15 percent, to $1,713,677 in 1996 from $2,018,852 in 1995. This decrease was due to lower outstanding balances during the year and lower effective interest rates on interest bearing obligations.

     Net income increased $609,212, to $988,478 in 1996 from $379,266 in 1995.
This increase was due to the factors discussed above.


ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     The audited financial statements of the Partnership for the year ended December 31, 1997 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Cable TV Fund 12-A, Ltd.:

     We have audited the accompanying balance sheets of CABLE TV FUND 12-A, LTD. (a Colorado limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-A, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP



Denver, Colorado,
 March 19, 1998.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                                 December 31,
                                                                         ---------------------------
                     ASSETS                                                   1997           1996
                     ------                                              ------------   ------------

CASH                                                                     $  2,047,098   $  4,034,642

TRADE RECEIVABLES, less allowance for doubtful receivables of
   $47,572 and $35,573 at December 31, 1997 and 1996, respectively          1,197,527        685,452

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                   86,596,679     80,190,860
  Less- accumulated depreciation                                          (54,740,733)   (48,417,981)
                                                                         ------------   ------------

                                                                           31,855,946     31,772,879

  Franchise costs and other intangible assets, net of accumulated amortization of $33,880,137 and $33,337,684 at December 31, 1997
     and 1996, respectively                                                 1,277,970      1,688,873
                                                                         ------------   ------------

                     Total investment in cable television properties       33,133,916     33,461,752

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                               671,197        290,724
                                                                         ------------   ------------

                     Total assets                                        $ 37,049,738   $ 38,472,570
                                                                         ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                                  December 31,
                                                                          ---------------------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                   1997           1996
-------------------------------------------                               ------------   ------------

LIABILITIES:
  Debt                                                                    $ 23,272,240   $ 27,179,908
  Trade accounts payable and accrued liabilities                             1,690,998      2,261,358
  Subscriber prepayments                                                       137,170        126,049
                                                                          ------------   ------------

                     Total liabilities                                      25,100,408     29,567,315
                                                                          ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                          1,000          1,000
    Accumulated deficit                                                       (329,014)      (359,455)
                                                                          ------------   ------------

                                                                              (328,014)      (358,455)
                                                                          ------------   ------------

  Limited Partners-
    Net contributed capital (104,000 units outstanding at
      December 31, 1997 and 1996)                                           44,619,655     44,619,655
    Accumulated deficit                                                    (32,342,311)   (35,355,945)
                                                                          ------------   ------------

                                                                            12,277,344      9,263,710
                                                                          ------------   ------------

                     Total liabilities and partners' capital (deficit)    $ 37,049,738   $ 38,472,570
                                                                          ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                               For the Year Ended December 31,
                                                          ----------------------------------------
                                                              1997          1996          1995
                                                          ------------  ------------  ------------

REVENUES                                                  $36,986,475   $34,485,280   $32,080,534

COSTS AND EXPENSES:
  Operating expenses                                       21,035,811    20,473,736    18,648,931
  Management fees and allocated overhead
   from General Partner                                     3,967,845     3,982,534     3,915,229
  Depreciation and amortization                             7,152,481     7,279,700     7,146,711
                                                          -----------   -----------   -----------

OPERATING INCOME                                            4,830,338     2,749,310     2,369,663
                                                          -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                         (1,765,957)   (1,713,677)   (2,018,852)
  Other, net                                                  (20,306)      (47,155)       28,455
                                                          -----------   -----------   -----------

              Total other income (expense), net            (1,786,263)   (1,760,832)   (1,990,397)
                                                          -----------   -----------   -----------

NET INCOME                                                $ 3,044,075   $   988,478   $   379,266
                                                          ===========   ===========   ===========

ALLOCATION OF NET INCOME:
  General Partner                                         $    30,441   $     9,885   $     3,793
                                                          ===========   ===========   ===========

  Limited Partners                                        $ 3,013,634   $   978,593   $   375,473
                                                          ===========   ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT                        $28.98         $9.41         $3.61
                                                          ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                               104,000       104,000       104,000
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

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------



                                                        For the Year Ended December 31,
                                                    --------------------------------------
                                                        1997         1996         1995
                                                    ------------  -----------  -----------

GENERAL PARTNER:
  Balance, beginning of year                        $  (358,455)  $ (368,340)  $ (372,133)
  Net income for year                                    30,441        9,885        3,793
                                                    -----------   ----------   ----------

  Balance, end of year                              $  (328,014)  $ (358,455)  $ (368,340)
                                                    ===========   ==========   ==========


LIMITED PARTNERS:
  Balance, beginning of year                        $ 9,263,710   $8,285,117   $7,909,644
  Net income for year                                 3,013,634      978,593      375,473
                                                    -----------   ----------   ----------

  Balance, end of year                              $12,277,344   $9,263,710   $8,285,117
                                                    ===========   ==========   ==========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                                                 For the Year Ended December 31,
                                                                            -----------------------------------------
                                                                                1997          1996          1995
                                                                            ------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $ 3,044,075   $   988,478   $    379,266
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                           7,152,481     7,279,700      7,146,711
      Amortization of interest rate protection contract                               -             -         50,004
      Decrease (increase) in trade receivables                                 (512,075)      228,945       (539,580)
      Increase in deposits, prepaid expenses and deferred charges              (667,749)     (107,492)      (245,238)
      Decrease in General Partner advances                                            -      (373,311)      (932,622)
      Increase (decrease) in trade accounts payable and accrued
        liabilities and subscriber prepayments                                 (559,239)      588,771        319,338
                                                                            -----------   -----------   ------------

                     Net cash provided by operating activities                8,457,493     8,605,091      6,177,879
                                                                            -----------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                    (6,405,819)   (6,321,698)    (5,782,796)
  Franchise renewal costs                                                      (131,550)            -              -
                                                                            -----------   -----------   ------------

                     Net cash used in investing activities                   (6,537,369)   (6,321,698)    (5,782,796)
                                                                            -----------   -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                      237,422     2,260,619     28,612,825
  Repayment of debt                                                          (4,145,090)   (1,817,093)   (28,278,842)
                                                                            -----------   -----------   ------------

                     Net cash provided by (used in) financing activities     (3,907,668)      443,526        333,983
                                                                            -----------   -----------   ------------

Increase (decrease) in cash                                                  (1,987,544)    2,726,919        729,066

Cash, beginning of year                                                       4,034,642     1,307,723        578,657
                                                                            -----------   -----------   ------------

Cash, end of year                                                           $ 2,047,098   $ 4,034,642   $  1,307,723
                                                                            ===========   ===========   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                             $ 1,949,049   $ 1,746,102   $  1,850,342
                                                                            ===========   ===========   ============

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

     Sale of Cable Television System
     -------------------------------

     In March 1998, the Partnership entered into an asset purchase agreement to sell the Fort Myers System to an unaffiliated cable television system operator for a sales price of $110,000,000, subject to customary closing adjustments. Closing of the sale, which is anticipated to occur in the second or third quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents. Upon the consummation of the sale of the Fort Myers System, the Partnership will repay approximately $9,600,000 of the balance outstanding on its $22,950,000 term loan, will pay a brokerage fee to The Jones Group, Ltd., a subsidiary of the General Partner, totaling $2,750,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, will retain a portion of the proceeds for working capital purposes and will distribute the remaining net sale proceeds of approximately $93,000,000 to the partners. Pursuant to the terms of the Partnership's limited partnership agreement, from the net sale proceeds the Partnership first will return to the limited partners the capital they initially contributed to the Partnership ($52,000,000) and the remainder will be allocated 75 percent to the limited partners ($30,750,000) and 25 percent to the General Partner ($10,250,000). The total limited partner distribution of $82,750,000 represents $796 per each $500 limited partnership interest or $1,592 for each $1,000 invested in the Partnership. Because the sale of the Fort Myers System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership is required to approve this sale.

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

     Property, Plant and Equipment
     -----------------------------

     Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:

               Cable distribution system         5 - 15 years
               Equipment and tools               5 -  7 years
               Office furniture and equipment    3 -  5 years
               Buildings                             30 years
               Vehicles                          3 -  4 years

     Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

     Property, plant and equipment and the corresponding accumulated depreciation are written off as certain assets become fully depreciated and are no longer in service.

     Intangible Assets
     -----------------

     Costs assigned to franchises are being amortized using the straight-line method over remaining estimated useful lives ranging from one to three years.

     Revenue Recognition
     -------------------

     Subscriber prepayments are initially deferred and recognized as revenue when earned.

     Reclassification
     ----------------

     Certain prior year amounts have been reclassified to conform to the 1997 presentation.

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
     ----------------------------------------------------

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     Intercable manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the years ended December 31, 1997, 1996 and 1995 were $1,849,324, $1,724,264 and
$1,604,027, respectively.

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

     The Partnership reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to Intercable for allocated overhead and administrative expenses were $2,118,521, $2,258,270 and $2,311,202 in 1997, 1996 and 1995, respectively.


     The Partnership was charged interest during 1997 at an average interest rate of 7.82 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Partnership by Intercable was $10,621, $15,139 and $16,426 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Partnership receives or has received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of Intercable.

     Payments to Superaudio totaled $56,338, $51,583 and $45,536 in 1997, 1996 and 1995, respectively. Payments to Knowledge TV, Inc. totaled $62,670, $55,632 and $48,703 in 1997, 1996 and 1995, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $42,153, $58,889 and $53,101 in 1997, 1996 and 1995, respectively. Payments to Great American Country, Inc., which initiated service in 1996, totaled $66,264 and $34,642 in 1997 and 1996, respectively.

     The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership totaling $99,103, $60,794 and $44,608 in 1997, 1996 and 1995, respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1997 and 1996, consisted of the following:

                                                       December 31,
                                               ---------------------------
                                                   1997           1996
                                               ------------   ------------

          Cable distribution system            $ 79,051,311   $ 73,282,202
          Equipment and tools                     2,706,890      2,330,714
          Office furniture and equipment          1,697,992      1,538,832
          Buildings                               1,627,424      1,627,424
          Vehicles                                1,088,568        987,194
          Land                                      424,494        424,494
                                               ------------   ------------

                                                 86,596,679     80,190,860

            Less:  accumulated depreciation     (54,740,733)   (48,417,981)
                                               ------------   ------------

                                               $ 31,855,946   $ 31,772,879
                                               ============   ============

(5)  DEBT
     ----

     Debt consists of the following:

                                                       December 31,
                                               ---------------------------
                                                   1997           1996
                                               ------------   ------------

          Lending institutions-
            Term loan                          $ 22,950,000   $ 27,000,000

          Capital lease obligations                 322,240        179,908
                                               ------------   ------------

                                               $ 23,272,240   $ 27,179,908
                                               ============   ============

     As of December 31, 1997, $22,950,000 was outstanding under the Partnership's term loan agreement, which is payable in consecutive quarterly installments through December 31, 2001. A total of $4,050,000 in principal payments was paid during 1997. These payments were funded from cash on hand and cash generated from operations. Generally, interest payable on the outstanding balance is at the Partnership's option of Prime or a fixed rate defined as the London Interbank Offered Rate plus 1 percent. Principal payments due during 1998 total $4,050,000. The effective interest rates on outstanding obligations as of December 31, 1997 and 1996 were 6.88 percent and 6.73 percent, respectively.

     Installments due on all debt principal for each of the five years in the period ending December 31, 2002 and thereafter are: $4,146,672, $5,496,672, $6,846,672, $6,782,224, $-0- and $-0-, respectively. At December 31, 1997, substantially all of the Partnership's property, plant and equipment secured the above indebtedness.

     At December 31, 1997, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

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

     Taxable income (loss) reported to the partners is different from that reported in the statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable income
(loss) and the net income reported in the statements of operations.

(7)  COMMITMENTS AND CONTINGENCIES
     ----------- --- -------------

     The Partnership rents office and other facilities under various long-term operating lease arrangements. Rent paid under such lease arrangements totaled $109,260, $83,191 and $74,376, respectively, for the years ended December 31, 1997, 1996 and 1995. Minimum commitments under operating leases for each of the five years in the period ended December 31, 2002 and thereafter total $108,443, $62,581, $12,228, $5,095, $-0- and $-0-, respectively.

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:


                                                       For the Year Ended December 31,
                                                      ----------------------------------
                                                         1997        1996        1995
                                                      ----------  ----------  ----------

     Maintenance and repairs                          $  327,787  $  311,696  $  248,042
                                                      ==========  ==========  ==========

     Taxes, other than income and payroll taxes       $  453,498  $  502,687  $  364,657
                                                      ==========  ==========  ==========

     Advertising                                      $  390,116  $  448,330  $  520,795
                                                      ==========  ==========  ==========

     Depreciation of property, plant and equipment    $6,569,840  $6,516,632  $6,067,163
                                                      ==========  ==========  ==========

     Amortization of intangible assets                $  582,641  $  763,068  $1,079,548
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

Glenn R. Jones                      68        Chairman of the Board and Chief Executive Officer
James B. O'Brien                    48        President and Director
Ruth E. Warren                      48        Group Vice President/Operations
Kevin P. Coyle                      46        Group Vice President/Finance
Christopher J. Bowick               42        Group Vice President/Technology
Cheryl M. Sprague                   45        Group Vice President/Human Resources
Cynthia A. Winning                  46        Group Vice President/Marketing
Elizabeth M. Steele                 46        Vice President/General Counsel/Secretary
Larry W. Kaschinske                 38        Vice President/Controller
Robert E. Cole                      65        Director
William E. Frenzel                  69        Director
Josef J. Fridman                    52        Director
Donald L. Jacobs                    59        Director
Robert Kearney                      61        Director
James J. Krejci                     56        Director
Raphael M. Solot                    64        Director
Howard O. Thrall                    50        Director
Siim A. Vanaselja                   41        Director
Sanford Zisman                      58        Director
Robert B. Zoellick                  44        Director

       Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

       Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as the Chairman of the Board of Directors of the Cable Television Administration and Marketing Association and as a director and a member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

       Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system marketing manager, director of marketing, assistant division manager, regional vice president and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990.

       Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

       Mr. Christopher J. Bowick joined the General Partner in September 1991 as Group Vice President/Technology and Chief Technical Officer. Prior to joining the General Partner, Mr. Bowick worked for Scientific Atlanta's Transmission Systems Business Division in various technical management capacities since 1981, and as Vice President of Engineering since 1989. Mr. Bowick also has served since 1995 as President of Jones Futurex, Inc., a wholly owned subsidiary of the General Partner that manufactures and markets data encryption products.

       Ms. Cheryl M. Sprague joined the General Partner in November 1997 as Group Vice President/Human Resources. Prior to November 1997 and since December 1995, Ms. Sprague served as Director, Human Resources for Westmoreland Coal Company, where she was responsible for human resources management for said company and three of its subsidiaries. From October 1993 to December 1995, Ms. Sprague served as President of Peak Executive Resources, where she provided consulting services in organizational development and human resources to businesses experiencing organizational transition. From April 1992 to October 1993, Ms. Sprague was Vice President, Human Resources for Penrose-St. Francis Healthcare System, where she was responsible for management of all human resources activities. Ms. Sprague serves as an adjunct instructor at Regis University and has earned the professional designation as a Senior Professional in Human Resources from the Society for Human Resource Management and its affiliate, the Human Resources Certification Board. Ms. Sprague is a past president of the Colorado Human Resource Association and was named by that association as the Colorado Human Resources Administrator of the Year in 1986. Ms. Sprague also serves as a director on the Area VI Board for the Society for Human Resource Management.

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

       Mr. Josef J. Fridman was appointed a Director of the General Partner in February 1998. Mr. Fridman is currently senior vice-president, law and corporate secretary of BCE Inc., Canada's largest telecommunications company. Mr. Fridman joined Bell Canada, a wholly owned subsidiary of BCE Inc., in 1969, and has held increasingly senior positions with Bell Canada and BCE Inc. since such time. Mr. Fridman has held his current position since January 1991. Mr. Fridman's directorships include Telesat Canada, TMI Communications, Inc., Telebec Itee, BCI Telecom Holding Inc. and BCE Corporate Services Inc. He is a member of the Quebec Bar Association, the Canadian, American and International Bar Associations and the Lord Reading Law Society. Mr. Fridman is a governor of the Quebec Bar Association.

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

       Mr. Robert Kearney was appointed a director of the General Partner in July 1997. Mr. Kearney is a retired executive officer of Bell Canada. Prior to his retirement in December 1993, Mr. Kearney was the President and Chief Executive Officer of Bell Canada. He served as Chairman of BCE Canadian Telecom Group in 1994 and as Deputy Chairman of BCI Management Limited in 1995. During his career, Mr. Kearney served in a variety of capacities in the Canadian, American and International Standards organizations, and he has served on several corporate, professional and civic boards.

       Mr. James J. Krejci is President and CEO of Imagelink Technologies, Inc., a privately financed company with leading technology in the desktop or personal computer videoconferencing market. Prior to joining

Imagelink Technologies in July 1996, Mr. Krejci was President of the International Division of International Gaming Technology, the world's largest gaming equipment manufacturer, with headquarters in Reno, Nevada. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci started his career as an electronics research engineer with the Allen-Bradley Company, then moved to the 3M Company, General Electric and Becton Dickinson until March 1985 when he joined Jones International, Ltd. Mr. Krejci has been a director of the General Partner since August 1987.

       Mr. Raphael M. Solot was appointed a Director of the General Partner in March 1996. Mr. Solot is an attorney and has practiced law for 34 years with an emphasis on franchise, corporate and partnership law and complex litigation.

       Mr. Howard O. Thrall was appointed a Director of the General Partner in March 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Mr. Thrall is a management and international marketing consultant, having active assignments with First National Net, Inc., LEP Technologies, Cheong Kang Associates (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners, among others. From September 1993 through July 1996, Mr. Thrall served as Vice President of Sales, Asian Region, for World Airways, Inc. headquartered at the Washington Dulles International Airport. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary.

       Mr. Siim A. Vanaselja was appointed a Director of the General Partner in August 1996. He is the Executive Vice President and Chief Financial Officer of Bell Canada International Inc. and Vice President of BCI Telecom Holding Inc. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Executive Vice President and Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

       Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a principal in the law firm of Zisman & Ingraham, P.C. of Denver, Colorado and he has practiced law for 32 years, specializing in the areas of tax, business and estate planning and probate administration. Mr. Zisman was a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, serving at various times as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee. Since 1982, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

       Mr. Robert B. Zoellick was appointed a Director of the General Partner in April 1995. Mr. Zoellick is the John M. Olin Professor at the U.S. Naval Academy for the 1997-1998 term. From 1993 through 1997, he was an Executive Vice President at Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick currently serves on the boards of Alliance Capital and Said Holdings.

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


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

     As of Febuary 16, 1998, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


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

TRANSACTIONS WITH THE GENERAL PARTNER

     The General Partner charges the Partnership a 5 percent management fee, and the General Partner is reimbursed for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses.

     The General Partner from time to time also advances funds to the Partnership and charges interest on the balance payable. The interest rate charged approximates the General Partner's weighted average cost of borrowing.

TRANSACTIONS WITH AFFILIATES

     Knowledge TV, Inc., a company owned 67 percent by Jones Education Group, Ltd., 7 percent by Mr. Jones and 26 percent by the General Partner, operates the television network JEC Knowledge TV. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV, Inc. sells its programming to the Partnership's Systems.

     Jones Computer Network, Ltd., a wholly owned subsidiary of Jones Education Group, Ltd., a company owned 64 percent by Jones International, Ltd., 16 percent by the General Partner, 12 percent by BCI and 8 percent by Mr. Jones, operated the television network Jones Computer Network. This network provided programming focused primarily on computers and technology. Jones Computer Network sold its programming to the Partnership's Systems. Jones Computer Network, Ltd. terminated its programming in April 1997.

     The Great American Country network provides country music video programming to the cable television systems owned by the Partnership. This network, owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, commenced service in 1996 in the Partnership's Systems.

     Jones Galactic Radio, Inc. is a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides audio programming to the Partnership's Systems.

     The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. The Partnership's systems carry PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Partnership's Systems totaled approximately $99,103 for the year ended December 31, 1997.

     The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                                                      For the Year Ended December 31,
                                                    -------------------------------------------------------------------
                                                            1997                   1996                   1995
                                                    ---------------------  ---------------------  ---------------------
Management fees                                                $1,849,324             $1,724,624             $1,604,027
Allocation of expenses                                          2,118,521              2,258,270              2,311,202
Interest expense                                                   10,621                 15,139                 16,426
Amount of advances outstanding                                          0                      0                373,311
Highest amount of advances outstanding                             90,176                 27,647                373,311
Programming fees:
  Knowledge TV, Inc.                                               62,670                 55,632                 48,703
  Jones Computer Network, Ltd.                                     42,153                 58,889                 53,101
  Great American Country                                           66,264                 34,642                      0
  Superaudio                                                       56,338                 51,583                 45,536

                                    PART IV.
                                    --------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------


(a)  1.       See index to financial statements for list of financial statements and exhibits thereto filed as a part of this report.

     3.       The following exhibits are filed herewith.

     4.1      Limited Partnership Agreement of Cable TV Fund 12-A.  (1)

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

     10.1.9 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Orland Park, Illinois (Fund 12-A). (5)

     10.1.10 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Park Forest, Illinois (Fund 12-A). (5)

     10.1.11 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Wauconda, Illinois (Fund 12-A). (1)

     10.2.1   Credit Agreement, dated as of January 30, 1995, between Cable TV
              Fund 12-A, Ltd. and Toronto Dominion (Texas), Inc., for itself and as agent for various lenders. (4)

     10.3.1   Purchase and Sale Agreement dated March 1998, among Cable TV Fund
              12-A, Ltd., Jones Intercable, Inc. and Olympus Communications,
              L.P.

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

         (5) Incorporated by reference from Registration's Report on Form 10-K for the fiscal year ended December 31, 1996.


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

                                 CABLE TV FUND 12-A, LTD.
                                 a Colorado limited partnership
                                 By:  Jones Intercable, Inc.

                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
Dated: March 23, 1997                 Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
                                      Executive Officer
Dated: March 23, 1997                 (Principal Executive Officer)


                                 By:  /s/ Kevin P. Coyle
                                      ------------------
                                      Kevin P. Coyle
                                      Group Vice President/Finance
Dated: March 23, 1997                 (Principal Financial Officer)


                                 By:  /s/ Larry Kaschinske
                                      --------------------
                                      Larry Kaschinske
                                      Vice President/Controller
Dated: March 23, 1997                 (Principal Accounting Officer)


                                 By:  /s/ James B. O'Brien
                                      --------------------
                                      James B. O'Brien
Dated: March 23, 1997                 President and Director


                                 By:  /s/ Robert E. Cole
                                      ------------------
                                      Robert E. Cole
Dated: March 23, 1997                 Director


                                 By:  /s/ William E. Frenzel
                                      ----------------------
                                      William E. Frenzel
Dated: March 23, 1997                 Director

                                 By:  ----------------------
                                      Josef J. Fridman
Dated: March 23, 1997                 Director


                                 By:  ----------------------
                                      Donald L. Jacobs
Dated: March 23, 1997                 Director


                                 By:  ----------------------
                                      Robert Kearney
Dated: March 23, 1997                 Director


                                 By:  /s/ James J. Krejci
                                      ----------------------
                                      James J. Krejci
Dated: March 23, 1997                 Director


                                 By:  /s/ Raphael M. Solot
                                      ----------------------
                                      Raphael M. Solot
Dated: March 23, 1997                 Director

                                      /s/ Howard O. Thrall
                                 By:  ----------------------
                                      Howard O. Thrall
Dated: March 23, 1997                 Director


                                 By:  ----------------------
                                      Siim A. Vanaselja
Dated: March 23, 1997                 Director


                                 By:  /s/ Sanford Zisman
                                      ----------------------
                                      Sanford Zisman
Dated: March 23, 1997                 Director


                                 By:  /s/ Robert B. Zoellick
                                      ----------------------
                                      Robert B. Zoellick
Dated: March 23, 1997                 Director