Form 10-Q
period 1998-03-31
CABLE TV FUND 12-A LTD
filed 1998-05-14
CIK 763657

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998.
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.


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

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                          March 31,    December 31,
                              ASSETS                                        1998           1997
                              ------                                    ------------   ------------

CASH                                                                    $  1,414,345   $  2,047,098

TRADE RECEIVABLES, less allowance for doubtful receivables of
  $49,437 and $47,572 at March 31, 1998 and December 31, 1997,
  respectively                                                             1,885,591      1,197,527

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                  87,639,381     86,596,679
  Less- accumulated depreciation                                         (56,314,282)   (54,740,733)
                                                                        ------------   ------------

                                                                          31,325,099     31,855,946

  Franchise costs and other intangible assets, net of accumulated amortization of $34,017,806 and $33,880,137 at March 31, 1998
    and December 31, 1997, respectively                                    1,140,301      1,277,970
                                                                        ------------   ------------

                     Total investment in cable television properties      32,465,400     33,133,916

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                            1,171,020        671,197
                                                                        ------------   ------------

                     Total assets                                       $ 36,936,356   $ 37,049,738
                                                                        ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                            March 31,    December 31,
      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                             1998           1997
      ------------------------------------------                          ------------   ------------

LIABILITIES:
  Debt                                                                    $ 22,171,517   $ 23,272,240
  Trade accounts payable and accrued liabilities                             1,418,497      1,690,998
  Subscriber prepayments                                                       151,011        137,170
                                                                          ------------   ------------

                     Total liabilities                                      23,741,025     25,100,408
                                                                          ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                          1,000          1,000
    Accumulated deficit                                                       (316,554)      (329,014)
                                                                          ------------   ------------

                                                                              (315,554)      (328,014)
                                                                          ------------   ------------

  Limited Partners-
    Net contributed capital (104,000 units outstanding at
      March 31, 1998 and December 31, 1997)                                 44,619,655     44,619,655
    Accumulated deficit                                                    (31,108,770)   (32,342,311)
                                                                          ------------   ------------

                                                                            13,510,885     12,277,344
                                                                          ------------   ------------

                     Total liabilities and partners' capital (deficit)    $ 36,936,356   $ 37,049,738
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

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------


                                                For the Three Months Ended
                                                        March 31,
                                                --------------------------
                                                    1998          1997
                                                -----------   ------------
REVENUES                                         $9,908,128   $9,263,430

COSTS AND EXPENSES:
  Operating expenses                              5,450,960    5,240,038
  Management fees and allocated overhead from
    General Partner                               1,064,136    1,104,517
  Depreciation and amortization                   1,796,970    1,854,865
                                                 ----------   ----------

OPERATING INCOME                                  1,596,062    1,064,010
                                                 ----------   ----------

OTHER INCOME (EXPENSE):
  Interest expense                                 (407,771)    (456,578)
  Other, net                                         57,710      (59,584)
                                                 ----------   ----------

          Total other income (expense), net        (350,061)    (516,162)
                                                 ----------   ----------

NET INCOME                                       $1,246,001   $  547,848
                                                 ==========   ==========

ALLOCATION OF NET INCOME:
  General Partner                                $   12,460   $    5,478
                                                 ==========   ==========

  Limited Partners                               $1,233,541   $  542,370
                                                 ==========   ==========

NET INCOME PER LIMITED PARTNERSHIP UNIT          $    11.86   $     5.22
                                                 ==========   ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                     104,000      104,000
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

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------


                                                                     For the Three Months Ended
                                                                             March 31,
                                                                     --------------------------
                                                                        1998          1997
                                                                     -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 1,246,001   $   547,848
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                    1,796,970     1,854,865
      Decrease (increase) in trade receivables                          (688,064)       76,383
      Increase in deposits, prepaid expenses and deferred charges       (585,575)     (163,366)
      Increase in General Partner advances                                     -        90,716
      Decrease in trade accounts payable and accrued
        liabilities and subscriber prepayments                          (258,660)     (676,198)
                                                                     -----------   -----------

          Net cash provided by operating activities                    1,510,672     1,730,248
                                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                             (1,042,702)   (1,262,379)
                                                                     -----------   -----------

          Net cash used in investing activities                       (1,042,702)   (1,262,379)
                                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                     -         1,544
  Repayment of debt                                                   (1,100,723)   (1,038,973)
                                                                     -----------   -----------

          Net cash used in financing activities                       (1,100,723)   (1,037,429)
                                                                     -----------   -----------

Decrease in cash                                                        (632,753)     (569,560)

Cash, beginning of period                                              2,047,098     4,034,642
                                                                     -----------   -----------

Cash, end of period                                                  $ 1,414,345   $ 3,465,082
                                                                     ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                      $   306,862   $   468,310
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

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A, Ltd. (the "Partnership") at March 31, 1998 and December 31, 1997 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television systems serving areas in and around Fort Myers, Florida (the "Fort Myers System"); Lake County, Illinois (the "Lake County System"); and Orland Park/Park Forest, Illinois (the "Orland Park System").

(2) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1998 and 1997 were $495,406 and $463,172, respectively.

      The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable.
Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1998 and 1997 were $568,730 and $641,345, respectively.

(3) In March 1998, the Partnership entered into an asset purchase agreement to sell the Fort Myers System to an unaffiliated cable television system operator for a sales price of $110,000,000, subject to customary closing adjustments. Closing of the sale, which is anticipated to occur in the third quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents. Upon the consummation of the sale of the Fort Myers System, the Partnership will repay approximately $11,598,600 of the balance outstanding on its $21,937,500 term loan, will pay a brokerage fee to The Jones Group, Ltd., a subsidiary of the General Partner, totaling $2,750,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, will retain a portion of the proceeds for working capital purposes and will distribute the remaining net sale proceeds of approximately $96,438,000 to its partners of record as of the closing date of the sale of the Fort Myers System. Pursuant to the terms of the Partnership's limited partnership agreement, from the net sale proceeds the Partnership first will return to the limited partners the capital they initially contributed to the Partnership ($52,000,000) and the remainder will be allocated 75 percent to the limited partners ($33,328,500) and 25 percent to the General Partner ($11,109,500). Based upon financial information as of March 31, 1998, this distribution of $85,328,500 will give the Partnership's limited partners an approximate return of $820 for each $500 limited partnership interest or $1,640 for each $1,000 invested in the Partnership. Because the sale of the Fort Myers System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership is required to approve this sale.

     In April 1998, the Partnership signed a letter of intent to sell its Lake County System and Orland Park System to an unaffiliated party for an aggregate sales price of $86,000,000, subject to customary closing adjustments. The sale of the Lake County System and Orland Park System is contingent upon the Partnership and the prospective buyer negotiating a definitive asset purchase agreement. Closing of the sale, which is expected to occur in the first quarter of 1999, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Lake County System and Orland Park System constitute all of the remaining assets of the Partnership, assuming the sale of the Fort Myers System as discussed above, the sale must be approved by the owners of a majority of the interests of the Partnership. Upon the closing of the proposed sale of the Lake County System and Orland Park System, the Partnership will repay all of its indebtedness, which totaled $10,572,917 pro forma at March 31, 1998, assuming the repayment of $11,598,600 from the sale of the Fort Myers System discussed above, leaving the Partnership with no debt outstanding, pay a brokerage fee to The Jones Group, Ltd. totaling $2,150,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments, and then deposit $2,604,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $72,328,000 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Lake County System and Orland Park System. Because the limited partners will have received total distributions equal to the capital they initially contributed to the Partnership, assuming the consummation of the sale of the Fort Myers System as discussed above, the net sale proceeds will be allocated 75 percent to the limited partners ($54,246,000) and 25 percent to the General Partner ($18,082,000). Based upon financial information as of March 31, 1998, this distribution will give the Partnership's limited partners an approximate return of $522 for each $500 limited partnership interest, or $1,044 for each $1,000 invested in the Partnership.

     The $2,604,000 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow until the fourth quarter of 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Lake County System and the Orland Park System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be distributed to the Partnership. If the entire $2,604,000 escrow amount is available, the Partnership would then distribute 75 percent to the limited partners ($1,953,000) and 25 percent to the General Partner ($651,000). This limited partner distribution would represent $19 for each $500 limited partnership interest, or $38 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed.
Since the Lake County System and the Orland Park System will represent the only remaining assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     Taking into account the anticipated distributions from the sales of the Fort Myers System, the Lake County System and the Orland Park System, the General Partner expects that the Partnership's limited partners will have received a total of $1,361 for each $500 limited partnership interest, or $2,722 for each $1,000 invested in the Partnership at the time the Partnership is liquidated and dissolved.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     The Partnership has entered into a contract to sell the Fort Myers System to an unaffiliated cable television system operator and the Partnership has entered into a letter of intent to sell the Lake County System and the Orland Park System to an unaffiliated cable television system operator.

     In March 1998, the Partnership entered into an asset purchase agreement to sell the Fort Myers System to an unaffiliated cable television system operator for a sales price of $110,000,000, subject to customary closing adjustments. Closing of the sale, which is anticipated to occur in the third quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents. Upon the consummation of the sale of the Fort Myers System, the Partnership will repay approximately $11,598,600 of the balance outstanding on its $21,937,500 term loan, will pay a brokerage fee to The Jones Group, Ltd. totaling $2,750,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, will retain a portion of the proceeds for working capital purposes and will distribute the remaining net sale proceeds of approximately $96,438,000 to its partners of record as of the closing date of the sale of the Fort Myers System. Pursuant to the terms of the Partnership's limited partnership agreement, from the net sale proceeds the Partnership first will return to the limited partners the capital they initially contributed to the Partnership ($52,000,000) and the remainder will be allocated 75 percent to the limited partners ($33,328,500) and 25 percent to the General Partner ($11,109,500). Based upon financial information as of March 31, 1998, this distribution of $85,328,500 will give the Partnership's limited partners an approximate return of $820 for each $500 limited partnership interest or $1,640 for each $1,000 invested in the Partnership. Because the sale of the Fort Myers System does not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership is required to approve this sale.

     In April 1998, the Partnership signed a letter of intent to sell its Lake County System and Orland Park System to an unaffiliated party for an aggregate sales price of $86,000,000, subject to customary closing adjustments. The sale of the Lake County System and Orland Park System is contingent upon the Partnership and the prospective buyer negotiating a definitive asset purchase agreement. Closing of the sale, which is expected to occur in the first quarter of 1999, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Lake County System and Orland Park System constitute all of the remaining assets of the Partnership, assuming the sale of the Fort Myers System as discussed above, the sale must be approved by the owners of a majority of the interests of the Partnership. Upon the closing of the proposed sale of the Lake County System and Orland Park System, the Partnership will repay all of its indebtedness, which totaled $10,572,917 pro forma at March 31, 1998, assuming the repayment of $11,598,600 from the sale of the Fort Myers System discussed above, leaving the Partnership with no debt outstanding, pay a brokerage fee to The Jones Group, Ltd. totaling $2,150,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments, and then deposit $2,604,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $72,328,000 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Lake County System and Orland Park System. Because the limited partners will have received total distributions equal to the capital they initially contributed to the Partnership, assuming the consummation of the sale of the Fort Myers System as discussed above, the net sale proceeds will be allocated 75 percent to the limited partners ($54,246,000) and 25 percent to the General Partner ($18,082,000). Based upon financial information as of March 31, 1998, this distribution will give the Partnership's limited partners an approximate return of $522 for each $500 limited partnership interest, or $1,044 for each $1,000 invested in the Partnership.

     The $2,604,000 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow until the fourth quarter of 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Lake County System and the Orland Park System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be distributed to the Partnership. If the entire $2,604,000 escrow amount is available, the Partnership would then distribute 75 percent to the limited partners ($1,953,000) and 25 percent to the General Partner ($651,000). This limited partner distribution would represent $19 for each $500 limited partnership interest, or $38 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Lake County System and the Orland Park System will represent the only remaining assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     Taking into account the anticipated distributions from the sales of the Fort Myers System, the Lake County System and the Orland Park System, the General Partner expects that the Partnership's limited partners will have received a total of $1,361 for each $500 limited partnership interest, or $2,722 for each $1,000 invested in the Partnership at the time the Partnership is liquidated and dissolved.

     For the three month period ended March 31, 1998, the Partnership generated net cash from operating activities totaling approximately $1,511,000, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $1,043,000 during the first three months of 1998. Approximately 53 percent of these expenditures related to the construction of service drops to subscribers' homes. Approximately 31 percent of these expenditures related to the construction of new cable plant associated with new homes passed. The remaining expenditures were also used to maintain the value of the Partnership's systems. Funding for these expenditures was provided by cash on hand and cash generated from operations. Anticipated capital expenditures for the remainder of 1998 are approximately $5,463,000. Approximately 36 percent is expected to be used to continue construction of new cable plant associated with new homes passed and approximately 33 percent will be used for the construction of service drops to subscribers' homes. The remaining anticipated expenditures are also expected to be used to maintain the value of the Partnership's systems until they are sold. Depending upon the timing of the sale of the Fort Myers System, the Partnership likely will only make the 1998 budgeted capital expenditures expected to be made during the Partnership's continued ownership of the Fort Myers System. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations.

     As of March 31, 1998, $21,937,500 was outstanding under the Partnership's term loan agreement, which is payable in consecutive quarterly installments through December 31, 2001. A $1,012,500 principal payment was paid during the first quarter of 1998. This payment was funded from cash on hand and cash generated from operations. Remaining principal payments for 1998 total $3,037,500 and will be paid in quarterly installments of $1,012,500 from cash on hand and cash generated from operations. Approximately $11,598,600 of the outstanding principal balance will be repaid upon the sale of the Fort Myers System and the remaining outstanding principal balance will be repaid at the time of the sale of the Lake County System and Orland Park System. Generally, interest payable on the outstanding balance is at the Partnership's option of Prime or a fixed rate defined as the London Interbank Offered Rate plus 1 percent. The effective interest rates on outstanding obligations as of March 31, 1998 and 1997 were 6.47 percent and 6.88 percent, respectively.

     The Partnership has sufficient sources of capital from cash on hand and cash generated from operations to meet its presently anticipated needs.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $644,698, or approximately 7 percent, to $9,908,128 for the three month period ended March 31, 1998 from $9,263,430 for the comparable 1997 period. Basic service rate increases implemented in all of the Partnership's systems accounted for approximately 67 percent of the increase in revenues. An increase in the number of basic subscribers accounted for approximately 12 percent of the increase in revenues. The number of basic subscribers increased by 870 subscribers, or approximately 1 percent, to 82,172 at March 31, 1998 from 81,302 at March 31, 1997. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $210,922, or approximately 4 percent, to $5,450,960 for the three month period ended March 31, 1998 from $5,240,038 for the comparable 1997 period. This increase was primarily due to an increase in programming fees. No other individual factor contributed significantly to the increase in operating expenses. Operating expenses represented approximately 55 percent of revenues for the three month period ended March 31, 1998 compared to approximately 57 percent of revenues for the comparable 1997 period.

     The cable television industry generally measures the performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $433,776, or approximately 11 percent, to $4,457,168 for the three month period ended March 31, 1998 compared to $4,023,392 for the comparable 1997 period. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $40,381, or approximately 4 percent, to $1,064,136 for the three month period ended March 31, 1998 compared to $1,104,517 for the comparable 1997 period. This decrease was due to a decrease in allocated overhead from the General Partner.

     Depreciation and amortization expense decreased $57,895, or approximately 3 percent, to $1,796,970 for the three month period ended March 31, 1998 compared to $1,854,865 for the comparable 1997 period. This decrease was due to the maturation of the Partnership's depreciable asset base.

     Operating income increased $532,052, or approximately 50 percent, to $1,596,062 for the three month period ended March 31, 1998 compared to $1,064,010 for the comparable 1997 period. This increase was due to the increase in operating cash flow and decreases in allocated overhead from the General Partner and depreciation and amortization expense.

      Interest expense decreased $48,807, or approximately 11 percent, to $407,771 for the three month period ended March 31, 1998 compared to $456,578 for the comparable 1997 period. This decrease was due to lower outstanding balances on interest bearing obligations.

      Net income increased $698,153 to $1,246,001 for the three month period ended March 31, 1998 compared to $547,848 for the comparable 1997 period. This increase was due to the factors discussed above.

                          Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  Report on Form 8-K dated April 8, 1998, reported that on April 8, 1998, Jones Intercable, Inc., the general partner of the Partnership, executed on behalf of the Partnership a letter of intent to sell the Partnership's Lake County System and Orland Park System to an unaffiliated third party.

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

Dated:  May 14, 1998