Form 10-Q
period 1998-06-30
CABLE TV FUND 12-A LTD
filed 1998-08-12
CIK 763657

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998.
                               -------------

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

                                (303) 792-3111
                       ---------------------------------
                         Registrant's telephone number


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

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                          June 30,     December 31,
                          ASSETS                                            1998           1997
                          ------                                        ------------   ------------
CASH                                                                    $  3,159,959   $  2,047,098

TRADE RECEIVABLES, less allowance for doubtful receivables of
  $73,193 and $47,572 at June 30, 1998 and December 31, 1997,
  respectively                                                               397,560      1,197,527

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                  89,219,977     86,596,679
  Less- accumulated depreciation                                         (57,948,176)   (54,740,733)
                                                                        ------------   ------------

                                                                          31,271,801     31,855,946

  Franchise costs and other intangible assets, net of accumulated amortization of $34,155,475 and $33,880,137 at June 30, 1998
    and December 31, 1997, respectively                                    1,002,632      1,277,970
                                                                        ------------   ------------

                     Total investment in cable television properties      32,274,433     33,133,916

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                              983,065        671,197
                                                                        ------------   ------------

                     Total assets                                       $ 36,815,017   $ 37,049,738
                                                                        ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                            June 30,     December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                          1998           1997
         -------------------------------------------                      ------------   ------------
LIABILITIES:
  Debt                                                                    $ 21,135,652   $ 23,272,240
  Trade accounts payable and accrued liabilities                             1,609,393      1,690,998
  Subscriber prepayments                                                       154,634        137,170
                                                                          ------------   ------------

                     Total liabilities                                      22,899,679     25,100,408
                                                                          ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                          1,000          1,000
    Accumulated deficit                                                       (309,354)      (329,014)
                                                                          ------------   ------------

                                                                              (308,354)      (328,014)
                                                                          ------------   ------------

  Limited Partners-
    Net contributed capital (104,000 units outstanding at
      June 30, 1998 and December 31, 1997)                                  44,619,655     44,619,655
    Accumulated deficit                                                    (30,395,963)   (32,342,311)
                                                                          ------------   ------------

                                                                            14,223,692     12,277,344
                                                                          ------------   ------------

                     Total liabilities and partners' capital (deficit)    $ 36,815,017   $ 37,049,738
                                                                          ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                              For the Three Months Ended  For the Six Months Ended
                                                        June 30,                   June 30,
                                              --------------------------  -------------------------
                                                  1998          1997          1998          1997
                                              -----------    -----------  -----------   -----------
REVENUES                                      $10,077,189    $9,317,589   $19,985,317   $18,581,019

COSTS AND EXPENSES:
  Operating expenses                            5,543,227     5,307,575    10,994,187    10,535,119
  Management fees and allocated overhead
    from General Partner                        1,108,615       949,201     2,172,751     2,053,718
  Depreciation and amortization                 1,867,500     1,797,856     3,664,470     3,652,721
                                              -----------    ----------   -----------   -----------

OPERATING INCOME                                1,557,847     1,262,957     3,153,909     2,339,461
                                              -----------    ----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                               (412,043)     (445,400)     (819,814)     (901,978)
  Other, net                                     (425,797)        6,259      (368,087)      (53,325)
                                              -----------    ----------   -----------   -----------

          Total other income
            (expense), net                       (837,840)     (439,141)   (1,187,901)     (955,303)
                                              -----------    ----------   -----------   -----------

NET INCOME                                    $   720,007    $  823,816   $ 1,966,008   $ 1,384,158
                                              ===========    ==========   ===========   ===========

ALLOCATION OF NET INCOME:
  General Partner                             $     7,200    $    8,238   $    19,660   $    13,842
                                              ===========    ==========   ===========   ===========

  Limited Partners                            $   712,807    $  815,578   $ 1,946,348   $ 1,370,316
                                              ===========    ==========   ===========   ===========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                  $6.85         $7.84        $18.71        $13.18
                                              ===========    ==========   ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                               104,000       104,000       104,000       104,000
                                              ===========    ==========   ===========   ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                    For the Six Months Ended
                                                                             June 30,
                                                                    -------------------------
                                                                        1998          1997
                                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $ 1,966,008   $ 1,384,158
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                   3,664,470     3,652,721
      Decrease (increase) in trade receivables                          799,967      (208,680)
      Increase in deposits, prepaid expenses and
        deferred charges                                               (493,557)     (377,099)
      Decrease in trade accounts payable and accrued liabilities
        and subscriber prepayments                                      (64,141)     (455,864)
                                                                    -----------   -----------

          Net cash provided by operating activities                   5,872,747     3,995,236
                                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                            (2,623,298)   (2,738,873)
                                                                    -----------   -----------

          Net cash used in investing activities                      (2,623,298)   (2,738,873)
                                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                    -        75,633
  Repayment of debt                                                  (2,136,588)   (2,075,776)
                                                                    -----------   -----------

          Net cash used in financing activities                      (2,136,588)   (2,000,143)
                                                                    -----------   -----------

Increase (decrease) in cash                                           1,112,861      (743,780)

Cash, beginning of period                                             2,047,098     4,034,642
                                                                    -----------   -----------

Cash, end of period                                                 $ 3,159,959   $ 3,290,862
                                                                    ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $   818,500   $   924,273
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

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A, Ltd. (the "Partnership") at June 30, 1998 and December 31, 1997, its Statements of Operations for the three and six month periods ended June 30, 1998 and 1997 and its Statements of Cash Flows for the six month periods ended June 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television systems serving areas in and around Lake County, Illinois (the "Lake County System") and Orland Park/Park Forest, Illinois (the "Orland Park System"). The Partnership sold the cable television system serving areas in and around Fort Myers, Florida (the "Fort Myers System") on July 15, 1998. See Note 3.

(2) On July 15, 1998, the Partnership sold the Fort Myers System to an unaffiliated cable television system operator for a sales price of $110,000,000, subject to customary closing adjustments. From the proceeds, the Partnership paid a brokerage fee to The Jones Group, Ltd., a subsidiary of the General Partner, totaling $2,750,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, retained a portion of the proceeds for working capital purposes and distributed the remaining net sale proceeds of approximately $106,854,400 to its partners of record as of the closing date of the sale of the Fort Myers System. Pursuant to the terms of the Partnership's limited partnership agreement, from the net sale proceeds the Partnership first returned to the limited partners the capital they initially contributed to the Partnership ($52,000,000) and the remainder was allocated 75 percent to the limited partners ($41,140,800) and 25 percent to the General Partner ($13,713,600). The total limited partner distribution of $93,140,800, which will be distributed in August 1998, will give the Partnership's limited partners an approximate return of $895 for each $500 limited partnership interest or $1,790 for each $1,000 invested in the Partnership. Because the sale of the Fort Myers System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     The pro forma effect of the sale of the Fort Myers System on the results of the Venture's operations for the six months ended June 30, 1998 and June 30, 1997, assuming the transaction had occurred at the beginning of each year, is presented in the following unaudited tabulation:

                         For the Three Months Ended June 30, 1998
                         ----------------------------------------

                                         Unaudited
                                         Pro Forma     Unaudited
                         As Reported    Adjustments    Pro Forma
                         -----------   -------------   ----------

     Revenues            $19,985,317   $(10,472,916)   $9,512,401
                         ===========   ============    ==========

     Operating Income    $ 3,153,909   $ (2,055,440)   $1,098,469
                         ===========   ============    ==========

     Net Income          $ 1,966,008   $ (1,278,060)   $  687,948
                         ===========   ============    ==========

                         For the Three Months Ended June 30, 1997
                         ----------------------------------------

                                        Unaudited
                                        Pro Forma     Unaudited
                         As Reported   Adjustments    Pro Forma
                         -----------   ------------   ----------

     Revenues            $18,581,019   $(9,751,896)   $8,829,123
                         ===========   ===========    ==========

     Operating Income    $ 2,339,461   $(1,353,897)   $  985,564
                         ===========   ===========    ==========

     Net Income          $ 1,384,158   $  (939,178)   $  444,980
                         ===========   ===========    ==========

(3) On July 10, 1998, the Partnership entered into an asset purchase agreement to sell its Lake County System and Orland Park System to an unaffiliated party for an aggregate sales price of $86,000,000, subject to customary closing adjustments. Closing of the sale, which is expected to occur in the fourth quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents. In addition, because the Lake County System and Orland Park System constitute all of the remaining assets of the Partnership, the sale must be approved by the owners of a majority of the limited partner's interests of the Partnership. The General Partner expects to conduct a vote of the limited partners on the proposed sale of these systems in the third quarter of 1998. Upon the closing of the proposed sale of the Lake County System and Orland Park System, based upon financial information as of June 30, 1998, the Partnership will repay all of its indebtedness, including $20,925,000 borrowed under its term loan and capital lease obligations totaling $76,821, pay a brokerage fee to The Jones Group, Ltd. totaling $2,150,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments, and then deposit $2,604,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $63,282,500 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Lake County System and Orland Park System. Because the limited partners will have received total distributions equal to the capital they initially contributed to the Partnership, the net sale proceeds will be allocated 75 percent to the limited partners ($47,461,875) and 25 percent to the General Partner ($15,820,625). Based upon financial information as of June 30, 1998, this distribution will give the Partnership's limited partners an approximate return of $456 for each $500 limited partnership interest, or $912 for each $1,000 invested in the Partnership.

     Taking into account the distribution from the sale of the Fort Myers System and the anticipated distributions from the sales of the Lake County System and the Orland Park System, excluding escrowed proceeds, the Partnership's limited partners will have received a total of $1,351 for each $500 limited partnership interest, or $2,702 for each $1,000 invested in the Partnership at the time the Partnership is liquidated and dissolved.

     The $2,604,000 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Lake County System and the Orland Park System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be returned to and distributed by the Partnership. Any such distribution would be made 75 percent to the limited partners and 25 percent to the General Partner. If the entire $2,604,000 escrow amount is available, the limited partners would receive $1,953,000 and the General Partner would receive $651,000. This limited partner distribution would represent $19 for each $500 limited partnership interest, or $38 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Lake County System and the Orland Park System represent the remaining assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

(4) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1998 were $503,859 and $999,266, respectively, compared to $465,879 and $929,051, respectively, for the similar 1997 periods.

     The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1998 and 1997 were $604,756 and $1,173,485, respectively, compared to $483,322 and $1,124,667, respectively, for the similar 1997 periods.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     On July 15, 1998, the Partnership sold the Fort Myers System to an unaffiliated cable television system operator for a sales price of $110,000,000, subject to customary closing adjustments. From the proceeds, the Partnership paid a brokerage fee to The Jones Group, Ltd., a subsidiary of the General Partner, totaling $2,750,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, retained a portion of the proceeds for working capital purposes and distributed the remaining net sale proceeds of approximately $106,854,400 to its partners of record as of the closing date of the sale of the Fort Myers System. Pursuant to the terms of the Partnership's limited partnership agreement, from the net sale proceeds the Partnership first returned to the limited partners the capital they initially contributed to the Partnership ($52,000,000) and the remainder was allocated 75 percent to the limited partners ($41,140,800) and 25 percent to the General Partner ($13,713,600). The total limited partner distribution of $93,140,800, which will be distributed in August 1998, will give the Partnership's limited partners an approximate return of $895 for each $500 limited partnership interest or $1,790 for each $1,000 invested in the Partnership. Because the sale of the Fort Myers System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     On July 10, 1998, the Partnership entered into an asset purchase agreement to sell its Lake County System and Orland Park System to an unaffiliated party for an aggregate sales price of $86,000,000, subject to customary closing adjustments. Closing of the sale, which is expected to occur in the fourth quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents. In addition, because the Lake County System and Orland Park System constitute all of the remaining assets of the Partnership, the sale must be approved by the owners of a majority of the limited partner's interests of the Partnership. The General Partner expects to conduct a vote of the limited partners on the proposed sale of these systems in the third quarter of 1998. Upon the closing of the proposed sale of the Lake County System and Orland Park System, based upon financial information as of June 30, 1998, the Partnership will repay all of its indebtedness, including $20,925,000 borrowed under its term loan and capital lease obligations totaling $76,821, pay a brokerage fee to The Jones Group, Ltd. totaling $2,150,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments, and then deposit $2,604,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $63,282,500 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Lake County System and Orland Park System. Because the limited partners will have received total distributions equal to the capital they initially contributed to the Partnership, the net sale proceeds will be allocated 75 percent to the limited partners ($47,461,875) and 25 percent to the General Partner ($15,820,625). Based upon financial information as of June 30, 1998, this distribution will give the Partnership's limited partners an approximate return of $456 for each $500 limited partnership interest, or $912 for each $1,000 invested in the Partnership.

     Taking into account the distribution from the sale of the Fort Myers System and the anticipated distributions from the sales of the Lake County System and the Orland Park System, excluding escrowed proceeds, the Partnership's limited partners will have received a total of $1,351 for each $500 limited partnership interest, or $2,702 for each $1,000 invested in the Partnership at the time the Partnership is liquidated and dissolved.

     The $2,604,000 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Lake County System and the Orland Park System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be returned to and distributed by the Partnership. Any such distribution would be made 75 percent to the limited partners and 25 percent to the General Partner. If the entire $2,604,000 escrow amount is available, the limited partners would receive $1,953,000 and the General Partner would receive $651,000. This limited partner distribution would represent $19 for each $500 limited partnership interest, or $38 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Lake County System and the Orland Park System represent the remaining assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     For the six month period ended June 30, 1998, the Partnership generated net cash from operating activities totaling approximately $5,873,000, which is available to fund capital expenditures and non-operating costs. Capital expenditures totaled approximately $2,623,000 during the first six months of 1998. Approximately 46 percent of these expenditures related to the construction of service drops to subscribers' homes. Approximately 29 percent of these expenditures related to the construction of new cable plant associated with new homes passed. The remaining expenditures were also used to maintain the value of the Partnership's systems. Funding for these expenditures was provided by cash generated from operations. Anticipated capital expenditures for the remainder of 1998 are approximately $1,849,000. Approximately 39 percent is expected to be used to continue construction of new cable plant associated with new homes passed and approximately 29 percent will be used for the construction of service drops to subscribers' homes. The remaining anticipated expenditures are expected to be used to maintain the value of the Partnership's systems until they are sold. Depending upon the timing of the sale of the Lake County System and Orland Park System, the Partnership likely will only make the 1998 budgeted capital expenditures expected to be made during the Partnership's continued ownership of the Lake County System and Orland Park System. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations. The Partnership is obligated to conduct its business in the ordinary course until the Lake County System and Orland Park System are sold.

     As of June 30, 1998, $20,925,000 was outstanding under the Partnership's term loan agreement, which is payable in consecutive quarterly installments through December 31, 2001. A total of $2,025,000 in principal payments was paid during the first half of 1998. This payment was funded from cash on hand and cash generated from operations. The term loan will be repaid in full upon the close of the sale of the Partnership's systems, which is expected to occur in the fourth quarter of 1998. Remaining principal payments for 1998 total $2,025,000 and will be paid in quarterly installments of $1,012,500 on September 30, 1998 and December 31, 1998, respectively, from cash on hand and cash generated from operations. Generally, interest payable on the outstanding balance is at the Partnership's option of Prime or a fixed rate defined as the London Interbank Offered Rate plus 1 percent. The effective interest rates on outstanding obligations as of June 30, 1998 and 1997 were 6.69 percent and 7.10 percent, respectively.

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

     The General Partner is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The General Partner has established an internal team to address this issue. The General Partner is identifying and testing all date-sensitive equipment involved in delivering service to the Partnership's customers. In addition, the General Partner will assess the Partnership's options regarding repair or replacement of affected equipment during this testing. The General Partner believes that the financial impact will not be material.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $759,600, or approximately 8 percent, to $10,077,189 for the three month period ended June 30, 1998 from $9,317,589 for the comparable 1997 period. Revenues of the Partnership increased $1,404,298, or approximately 8 percent, to $19,985,317 for the six month period ended June 30, 1998 from $18,581,019 for the comparable 1997 period. An increase in the number of basic subscribers combined with basic service rate increases implemented in the Partnership's systems primarily accounted for the increase in revenues. Basic service rate increases accounted for approximately 60 percent and 63 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1998 and an increase in the number of basic subscribers accounted for approximately

10 percent and 11 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1998. The number of basic subscribers increased by 1,071 subscribers, or approximately 1 percent, to 79,065 at June 30, 1998 from 77,994 at June 30, 1997. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $235,652, or approximately 4 percent, to $5,543,227 for the three month period ended June 30, 1998 from $5,307,575 for the comparable 1997 period. Operating expenses increased $459,068, or approximately 4 percent, to $10,994,187 for the six month period ended June 30, 1998 from $10,535,119 for the comparable 1997 period. These increases were primarily due to increases in programming fees. No other individual factor was significant to the increase in operating expenses. These expenses represented approximately 55 and 57 percent of revenues for the three and six month periods ended June 30, 1998 and 1997, respectively.

     The cable television industry generally measures the performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $523,948, or approximately 13 percent, to $4,533,962 for the three month period ended June 30, 1998 from $4,010,014 for the similar period in 1997. Operating cash flow increased $945,230, or approximately 12 percent, to $8,991,130 for the six month period ended June 30, 1998 from $8,045,900 for the comparable 1997 period. These increases were due to increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner increased $159,414, or approximately 17 percent, to $1,108,615 for the three month period ended June 30, 1998 from $949,201 for the comparable 1997 period. Management fees and allocated overhead from the General Partner increased $119,033, or approximately 6 percent, to $2,172,751 for the six month period ended June 30, 1997 from $2,053,718 for the comparable 1997 period. These increases were due to the increase in revenues, upon which such management fees and allocations are based, and the timing of certain expenses allocated from Intercable.

     Depreciation and amortization expense increased $69,644, or approximately 4 percent, to $1,867,500 for the three month period ended June 30, 1998 from $1,797,856 for the comparable 1997 period. Depreciation and amortization expense increased $11,749 to $3,664,470 for the six month period ended June 30, 1998 from $3,652,721 for the comparable 1997 period. These increases were due to additions to the Partnership's depreciable asset base.

     Operating income increased $294,890, or approximately 23 percent, to $1,557,847 for the three month period ended June 30, 1998 from $1,262,957 for the comparable 1997 period. Operating income increased $814,448, or approximately 35 percent, to $3,153,909 for the six month period ended June 30, 1998, from $2,339,461 for the comparable 1997 period. These increases were due to the increases in operating cash flow exceeding the increases in management fees and allocated overhead from the General Partner and depreciation and amortization expense.

     Interest expense decreased $33,357, or approximately 7 percent, to $412,043 for the three month period ended June 30, 1998 from $445,400 for the comparable 1997 period. Interest expense decreased $82,164, or approximately 9 percent, to $819,814 for the six month period ended June 30, 1997 from $901,978 for the comparable 1997 period. These decreases were due to lower outstanding balances on interest bearing obligations.

     The Partnership reported other expense of $425,797 for the three month period ended June 30, 1998 compared to other income of $6,259 for the comparable 1997 period. This change was primarily the result of write-offs of certain advertising receivables during the second quarter of 1998.

     Net income decreased $103,809 to $720,007 for the three month period ended June 30, 1998 compared to $823,816 for the comparable 1997 period. Net income increased $581,850, or approximately 42 percent, to $1,966,008 for the six month period ended June 30, 1998, compared to $1,384,158 for the comparable 1997 period. These changes were due to the factors discussed above.

                          Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

             Report on Form 8-K dated July 30, 1998 reported that on July 15, 1998, Cable TV Fund 12-A, Ltd. sold the cable television system serving subscribers in the community of Fort Myers, Florida, all in the State of Florida, to an unaffiliated party for a sales price of $110,000,000, subject to customary closing adjustments.

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

                                         CABLE TV FUND 12-A, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                         General Partner



                                         By: /s/ Kevin P. Coyle
                                            ------------------------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)

Dated:  August 12, 1998