Form 10-Q
period 1998-09-30
CABLE TV FUND 12-A LTD
filed 1998-11-13
CIK 763657

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

   (Mark One)
   [x]      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the quarterly period ended September 30, 1998.
   [_]      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the transition period from              to            .
                                  -------------   -----------

                       Commission File Number:  0-13193



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

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                        September 30,   December 31,
                    ASSETS                                                  1998           1997
                    ------                                              -------------   ------------

CASH                                                                    $   1,929,970   $  2,047,098

TRADE RECEIVABLES, less allowance for doubtful receivables of
  $19,806 and $47,572 at September 30, 1998 and December 31, 1997,
  respectively                                                                151,940      1,197,527

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                   41,350,726     86,596,679
  Less- accumulated depreciation                                          (25,537,148)   (54,740,733)
                                                                        -------------   ------------

                                                                           15,813,578     31,855,946

  Franchise costs and other intangible assets, net of accumulated amortization of $6,696,478 and $33,880,137 at September 30, 1998
    and December 31, 1997, respectively                                       149,833      1,277,970
                                                                         ------------   ------------

                     Total investment in cable television properties       15,963,411     33,133,916

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                             1,333,519        671,197
                                                                         ------------   ------------

                     Total assets                                        $ 19,378,840   $ 37,049,738
                                                                         ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                          September 30,   December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                    1998           1997
-------------------------------------------                               -------------   ------------

LIABILITIES:
  Debt                                                                     $ 19,976,445   $ 23,272,240
  Trade accounts payable and accrued liabilities                                895,815      1,690,998
  Subscriber prepayments                                                         63,191        137,170
                                                                           ------------   ------------

                     Total liabilities                                       20,935,451     25,100,408
                                                                           ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                           1,000          1,000
    Accumulated deficit                                                      12,155,989       (329,014)
    Distributions                                                           (13,713,600)             -
                                                                           ------------   ------------

                                                                             (1,556,611)      (328,014)
                                                                           ------------   ------------

  Limited Partners-
    Net contributed capital (104,000 units outstanding at
      September 30, 1998 and December 31, 1997)                              44,619,655     44,619,655
    Accumulated deficit                                                      48,521,145    (32,342,311)
    Distributions                                                           (93,140,800)             -
                                                                           ------------   ------------

                                                                                      -     12,277,344
                                                                           ------------   ------------

                     Total liabilities and partners' capital (deficit)     $ 19,378,840   $ 37,049,738
                                                                           ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------


                                                For the Three Months Ended    For the Nine Months Ended
                                                      September 30,                 September 30,
                                                ---------------------------  ---------------------------
                                                    1998           1997          1998          1997
                                                ------------    ----------    -----------   -----------
REVENUES                                        $  5,927,227    $8,981,771    $25,912,544   $27,562,790

COSTS AND EXPENSES:
  Operating expenses                               3,786,381     5,176,249     14,780,568    15,711,368
  Management fees and allocated overhead
    from General Partner                             630,768       935,674      2,803,519     2,989,392
  Depreciation and amortization                    1,084,242     1,713,515      4,748,712     5,366,236
                                                ------------    ----------    -----------   -----------

OPERATING INCOME                                     425,836     1,156,333      3,579,745     3,495,794
                                                ------------    ----------    -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                  (357,811)     (441,868)    (1,177,625)   (1,343,846)
  Gain on sale of cable television system         90,423,474             -     90,423,474             -
  Other, net                                         890,952        (8,932)       522,865       (62,257)
                                                ------------    ----------    -----------   -----------

          Total other income (expense), net       90,956,615      (450,800)    89,768,714    (1,406,103)
                                                ------------    ----------    -----------   -----------

NET INCOME                                      $ 91,382,451    $  705,533    $93,348,459   $ 2,089,691
                                                ============    ==========    ===========   ===========

ALLOCATION OF NET INCOME:
  General Partner                                $12,465,343    $    7,055    $12,485,003   $    20,897
                                                 ===========    ==========    ===========   ===========

  Limited Partners                               $78,917,108    $  698,478    $80,863,456   $ 2,068,794
                                                 ===========    ==========    ===========   ===========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                               $    758.82    $     6.72    $    777.53   $     19.89
                                                 ===========    ==========    ===========   ===========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                  104,000       104,000        104,000       104,000
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

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------


                                                                   For the Nine Months Ended
                                                                          September 30,
                                                                 -----------------------------
                                                                      1998            1997
                                                                 -------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  93,348,459     $ 2,089,691
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                  4,748,712       5,366,236
      Gain on sale of cable television system                      (90,423,474)              -
      Decrease (increase) in trade receivables                       1,045,587         (32,244)
      Increase in deposits, prepaid expenses and
        deferred charges                                            (1,044,883)       (456,490)
      Decrease in trade accounts payable and accrued
        liabilities and subscriber prepayments                        (869,162)       (599,349)
                                                                 -------------     -----------

          Net cash provided by operating activities                  6,805,239       6,367,844
                                                                 -------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                           (4,022,172)     (4,408,888)
  Proceeds from sale of cable television system, net of
    brokerage fees                                                 107,250,000               -
                                                                 -------------     -----------

          Net cash provided by (used in) investing activities      103,227,828      (4,408,888)
                                                                 -------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                              12,225         141,217
  Repayment of debt                                                 (3,308,020)     (3,111,215)
  Distributions                                                   (106,854,400)              -
                                                                 -------------     -----------

          Net cash used in financing activities                   (110,150,195)     (2,969,998)
                                                                 -------------     -----------

Decrease in cash                                                      (117,128)     (1,011,042)

Cash, beginning of period                                            2,047,098       4,034,642
                                                                 -------------     -----------

Cash, end of period                                              $   1,929,970     $ 3,023,600
                                                                 =============     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $   1,179,415     $ 1,512,590
                                                                 =============     ===========

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

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A, Ltd. (the "Partnership") at September 30, 1998 and December 31, 1997, its Statements of Operations for the three and nine month periods ended September 30, 1998 and 1997 and its Statements of Cash Flows for the nine month periods ended September 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television systems serving areas in and around Lake County, Illinois (the "Lake County System") and Orland Park/Park Forest, Illinois (the "Orland Park System"). The Partnership sold the cable television system serving areas in and around Fort Myers, Florida (the "Fort Myers System") on July 15, 1998. See Note 2.

(2) On July 15, 1998, the Partnership sold the Fort Myers System to an unaffiliated cable television system operator for a sales price of $110,000,000, subject to customary closing adjustments. From the proceeds, the Partnership paid a brokerage fee to The Jones Group, Ltd., a subsidiary of the General Partner, totaling $2,750,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, retained a portion of the proceeds for working capital purposes and distributed the remaining net sale proceeds of approximately $106,854,400 to its partners of record as of the closing date of the sale of the Fort Myers System. Pursuant to the terms of the Partnership's limited partnership agreement, from the net sale proceeds the Partnership first returned to the limited partners the capital they initially contributed to the Partnership ($52,000,000) and the remainder was allocated 75 percent to the limited partners ($41,140,800) and 25 percent to the General Partner ($13,713,600). The total limited partner distribution of $93,140,800, which was distributed in August 1998, will give the Partnership's limited partners an approximate return of $895 for each $500 limited partnership interest, or $1,790 for each $1,000 invested in the Partnership. Because the sale of the Fort Myers System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     The pro forma effect of the sale of the Fort Myers System on the results of the Partnership's operations for the nine months ended September 30, 1998 and September 30, 1997, assuming the transaction had occurred at the beginning of each year, is presented in the following unaudited tabulation:

                      For the Nine Months Ended September 30, 1998
                      --------------------------------------------

                                        Unaudited
                                        Pro Forma     Unaudited
                         As Reported   Adjustments    Pro Forma
                         -----------  -------------  -----------

     Revenues            $25,912,544  $(11,555,338)  $14,357,206
                         ===========  ============   ===========

     Operating Income    $ 3,579,745  $ (1,905,599)  $ 1,674,146
                         ===========  ============   ===========

     Net Income          $93,348,459  $(92,285,941)  $ 1,062,518
                         ===========  ============   ===========

                       For the Nine Months Ended September 30, 1997
                       --------------------------------------------

                                        Unaudited
                                        Pro Forma     Unaudited
                         As Reported   Adjustments    Pro Forma
                         -----------  -------------  -----------

     Revenues            $27,562,790  $(14,347,825)  $13,214,965
                         ===========  ============   ===========

     Operating Income    $ 3,495,794  $ (1,909,311)  $ 1,586,483
                         ===========  ============   ===========

     Net Income          $ 2,089,691  $ (1,824,960)  $   264,731
                         ===========  ============   ===========

(3) On July 10, 1998, the Partnership entered into an asset purchase agreement to sell its Lake County System and Orland Park System to an unaffiliated party for an aggregate sales price of $86,000,000, subject to customary closing adjustments. Closing of the sale, which is expected to occur in the fourth quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents. The sale has been approved by the owners of a majority of the limited partnership interests of the Partnership. Upon the closing of the proposed sale of the Lake County System and Orland Park System, based upon financial information as of September 30, 1998, the Partnership will repay all of its indebtedness, including $19,912,500 borrowed under its term loan and capital lease obligations totaling $63,945, pay a brokerage fee to The Jones Group, Ltd. totaling $2,150,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments, and then deposit $2,604,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $63,725,975 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Lake County System and Orland Park System. Because the limited partners will have received total distributions equal to the capital they initially contributed to the Partnership, the net sale proceeds will be allocated 75 percent to the limited partners ($47,794,481) and 25 percent to the General Partner ($15,931,494). Based upon financial information as of September 30, 1998, this distribution will give the Partnership's limited partners an approximate return of $460 for each $500 limited partnership interest, or $920 for each $1,000 invested in the Partnership.

     Taking into account the distribution from the sale of the Fort Myers System and the anticipated distributions from the sales of the Lake County System and the Orland Park System, excluding escrowed proceeds, the Partnership's limited partners will have received a total of $1,355 for each $500 limited partnership interest, or $2,710 for each $1,000 invested in the Partnership at the time the Partnership is liquidated and dissolved.

     The $2,604,000 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Lake County System and the Orland Park System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be returned to and distributed by the Partnership. Any such distribution would be made 75 percent to the limited partners and 25 percent to the General Partner. If the entire $2,604,000 escrow amount is available, the limited partners would receive $1,953,000 and the General Partner would receive $651,000. This limited partner distribution would represent $19 for each $500 limited partnership interest, or $38 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed.
Since the Lake County System and the Orland Park System represent the remaining assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

(4) Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1998 were $296,361 and $1,295,627, respectively, compared to $449,089 and
$1,378,140, respectively, for the similar 1997 periods.

      The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1998 and 1997 were $334,407 and $1,507,892, respectively, compared to $486,585 and $1,611,252, respectively, for the similar 1997 periods.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     On July 15, 1998, the Partnership sold the Fort Myers System to an unaffiliated cable television system operator for a sales price of $110,000,000, subject to customary closing adjustments. From the proceeds, the Partnership paid a brokerage fee to The Jones Group, Ltd., a subsidiary of the General Partner, totaling $2,750,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, retained a portion of the proceeds for working capital purposes and distributed the remaining net sale proceeds of approximately $106,854,400 to its partners of record as of the closing date of the sale of the Fort Myers System. Pursuant to the terms of the Partnership's limited partnership agreement, from the net sale proceeds the Partnership first returned to the limited partners the capital they initially contributed to the Partnership ($52,000,000) and the remainder was allocated 75 percent to the limited partners ($41,140,800) and 25 percent to the General Partner ($13,713,600). The total limited partner distribution of $93,140,800, which was distributed in August 1998, will give the Partnership's limited partners an approximate return of $895 for each $500 limited partnership interest, or $1,790 for each $1,000 invested in the Partnership. Because the sale of the Fort Myers System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

     On July 10, 1998, the Partnership entered into an asset purchase agreement to sell its Lake County System and Orland Park System to an unaffiliated party for an aggregate sales price of $86,000,000, subject to customary closing adjustments. Closing of the sale, which is expected to occur in the fourth quarter of 1998, is subject to several conditions, including necessary governmental and other third party consents. The sale has been approved by the owners of a majority of the limited partnership interests of the Partnership. Upon the closing of the proposed sale of the Lake County System and Orland Park System, based upon financial information as of September 30, 1998, the Partnership will repay all of its indebtedness, including $19,912,500 borrowed under its term loan and capital lease obligations totaling $63,945, pay a brokerage fee to The Jones Group, Ltd. totaling $2,150,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settle working capital adjustments, and then deposit $2,604,000 into an indemnity escrow account. The remaining net sale proceeds of approximately $63,725,975 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Lake County System and Orland Park System. Because the limited partners will have received total distributions equal to the capital they initially contributed to the Partnership, the net sale proceeds will be allocated 75 percent to the limited partners ($47,794,481) and 25 percent to the General Partner ($15,931,494). Based upon financial information as of September 30, 1998, this distribution will give the Partnership's limited partners an approximate return of $460 for each $500 limited partnership interest, or $920 for each $1,000 invested in the Partnership.

     Taking into account the distribution from the sale of the Fort Myers System and the anticipated distributions from the sales of the Lake County System and the Orland Park System, excluding escrowed proceeds, the Partnership's limited partners will have received a total of $1,355 for each $500 limited partnership interest, or $2,710 for each $1,000 invested in the Partnership at the time the Partnership is liquidated and dissolved.

     The $2,604,000 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Lake County System and the Orland Park System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be returned to and distributed by the Partnership. Any such distribution would be made 75 percent to the limited partners and 25 percent to the General Partner. If the entire $2,604,000 escrow amount is available, the limited partners would receive $1,953,000 and the General Partner would receive $651,000. This limited partner distribution would represent $19 for each $500 limited partnership interest, or $38 for each $1,000 invested in the Partnership. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed.
Since the Lake County System and the Orland Park System represent the remaining assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of

1999. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     For the nine month period ended September 30, 1998, the Partnership generated net cash from operating activities totaling approximately $6,805,000, which is available to fund capital expenditures and non-operating costs.
Capital expenditures totaled approximately $4,022,000 during the first nine months of 1998. Approximately 45 percent of these expenditures related to the construction of service drops to subscribers' homes. Approximately 29 percent of these expenditures related to the construction of new cable plant associated with new homes passed. The remaining expenditures were also used to maintain the value of the Partnership's systems. Funding for these expenditures was provided by cash generated from operations. Anticipated capital expenditures for the remainder of 1998 are approximately $985,000. Approximately 41 percent is expected to be used to continue construction of new cable plant associated with new homes passed and approximately 23 percent will be used for the construction of service drops to subscribers' homes. The remaining anticipated expenditures are expected to be used to maintain the value of the Partnership's systems until they are sold. Depending upon the timing of the sale of the Lake County System and Orland Park System, the Partnership likely will only make the 1998 budgeted capital expenditures expected to be made during the Partnership's continued ownership of the Lake County System and Orland Park System. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations. The Partnership is obligated to conduct its business in the ordinary course until the Lake County System and Orland Park System are sold.

     As of September 30, 1998, $19,912,500 was outstanding under the Partnership's term loan agreement, which is payable in consecutive quarterly installments through December 31, 1999. A total of $3,037,500 in principal payments was paid during the first nine months of 1998. This payment was funded from cash on hand and cash generated from operations. The term loan will be repaid in full upon the close of the sale of the Partnership's systems, which is expected to occur in the fourth quarter of 1998. If the sale of the Partnership's systems does not close in fourth quarter 1998, then the remaining principal payment for 1998 that totals $1,012,500 will be paid on December 31, 1998, from cash on hand and cash generated from operations. Generally, interest payable on the outstanding balance is at the Partnership's option of Prime or a fixed rate defined as the London Interbank Offered Rate plus 1 percent. The effective interest rates on outstanding obligations as of September 30, 1998 and 1997 were 6.60 percent and 6.69 percent, respectively.

     The Partnership has sufficient sources of capital from cash on hand and cash generated from operations to meet its presently anticipated needs.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership decreased $3,054,544, or approximately 34 percent, to $5,927,227 for the three month period ended September 30, 1998 from $8,981,771 for the comparable 1997 period. Revenues of the Partnership decreased $1,650,246, or approximately 6 percent, to $25,912,544 for the nine month period ended September 30, 1998 from $27,562,790 for the comparable 1997 period. These decreases were due to the sale of the Fort Myers System. Disregarding the effect of the Fort Myers System sale, revenues would have increased $458,963, or approximately 10 percent, to $4,844,805 for the three month period ended September 30, 1998 from $4,385,842 for the comparable 1997 period. Revenues would have increased $1,142,241, or approximately 9 percent, to $14,357,206 for the nine month period ended September 30, 1998 from $13,214,965 for the comparable 1997 period. An increase in the number of basic subscribers combined with basic service rate increases implemented in the Partnership's systems primarily accounted for the increases in revenues. Basic service rate increases accounted for approximately 45 percent and 54 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1998 and an increase in the number of basic subscribers accounted for approximately 20 percent and 25 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1998. The number of basic subscribers increased by 1,190 subscribers, or approximately 3 percent, to 42,927 at September 30, 1998 from 41,737 at September 30, 1997. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $1,389,868, or approximately 27 percent, to $3,786,381 for the three month period ended September 30, 1998 from $5,176,249 for the comparable 1997 period. Operating expenses decreased $930,800, or approximately 6 percent, to $14,780,568 for the nine month period ended September 30, 1998 from $15,711,368 for the comparable 1997 period. These decreases were due to the sale of the Fort Myers System. Disregarding the effect of the Fort Myers System sale, operating expenses would have increased $287,177, or approximately 11 percent, to $2,833,145 for the three month period ended September 30, 1998 from $2,545,968 for the comparable 1997 period. Operating expenses would have increased $585,256, or approximately 7 percent, to $8,496,391 the nine month period ended September 30, 1998 from $7,911,135 for the comparable 1997 period. These increases were primarily due to increases in programming fees. No other individual factor was significant to the increase in operating expenses. These expenses represented approximately 59 and 58 percent of revenues, respectively, for the three month periods ended September 30, 1998 and 1997, and 60 percent for both the nine month periods ended September 30, 1998 and 1997.

     The cable television industry generally measures the performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow decreased $1,664,676, or approximately 44 percent, to $2,140,846 for the three month period ended September 30, 1998 from $3,805,522 for the similar period in 1997. Operating cash flow decreased $719,446, or approximately 6 percent, to $11,131,976 for the nine month period ended September 30, 1998 from $11,851,422 for the comparable 1997 period. These decreases were due to the sale of the Fort Myers System. Disregarding the effect of the Fort Myers System sale, operating cash flow would have increased $171,786, or approximately 9 percent, to $2,011,660 for the three month period ended September 30, 1998 from $1,839,874 for the comparable 1997 period. Operating cash flow would have increased $556,985, or approximately 11 percent, to $5,860,815 for the nine month period ended September 30, 1998 from $5,303,830 for the comparable 1997 period. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $304,906, or approximately 33 percent, to $630,768 for the three month period ended September 30, 1998 from $935,674 for the comparable 1997 period. Management fees and allocated overhead from the General Partner decreased $185,873, or approximately 6 percent, to $2,803,519 for the nine month period ended September 30, 1997 from $2,989,392 for the comparable 1997 period. These decreases were due to the sale of the Fort Myers System. Disregarding the effect of the Fort Myers System sale, management fees and allocated overhead from the General Partner would have increased $67,152, or approximately 15 percent, to $524,902 for the three month period ended September 30, 1998 from $457,750 for the comparable 1997 period. Management fees and allocated overhead from the General Partner would have increased $116,622, or approximately 8 percent, to $1,575,789 for the nine month period ended September 30, 1998 from $1,459,167 for the comparable period. These increases were due to the increase in revenues, upon which such management fees and allocations are based, and the timing of certain expenses allocated from Intercable.

     Depreciation and amortization expense decreased $629,273, or approximately 37 percent, to $1,084,242 for the three month period ended September 30, 1998 from $1,713,515 for the comparable 1997 period. Depreciation and amortization expense decreased $617,524 to $4,748,712 for the nine month period ended September 30, 1998 from $5,366,236 for the comparable 1997 period. These decreases were due to the sale of the Fort Myers System. Disregarding the effect of the Fort Myers System sale, depreciation and amortization expense would have increased $129,877, or approximately 17 percent, to $911,082 for the three month period ended September 30, 1998 from $781,205 for the comparable 1997 period. Depreciation and amortization expense would have increased $352,700, or approximately 16 percent, to $2,610,880 for the nine month period ended September 30, 1998 from $2,258,180 for the comparable 1997 period. These increases were due to additions to the Partnership's depreciable asset base.

     Operating income decreased $730,497, or approximately 63 percent, to $425,836 for the three month period ended September 30, 1998 from $1,156,333 for the comparable 1997 period. Operating income increased $83,951, or approximately 2 percent, to $3,579,745 for the nine month period ended September 30, 1998, from $3,495,794 for the comparable 1997 period. Disregarding the effect of the Fort Myers System sale, operating income would have decreased $25,243, or approximately 4 percent, to $575,676 for the three month period ended September 30, 1998 from $600,919 for the comparable 1997 period. The decrease in operating income for the three month period was due to the increase in management fees and allocated overhead from the General Partner and the increase in depreciation and amortization expense exceeding the increase in operating cash flow. Operating income would have increased $87,663, or approximately 6 percent, to $1,674,146 for the nine month period ended September 30, 1998 from $1,586,483 for the comparable 1997 period. The increase in operating income for the nine month period was due to the increase in operating cash flow exceeding the increases in management fees and allocated overhead from the General Partner and the increase in depreciation and amortization expense.

     Interest expense decreased $84,057, or approximately 19 percent, to $357,811 for the three month period ended September 30, 1998 from $441,868 for the comparable 1997 period. Interest expense decreased $166,221, or approximately 12 percent, to $1,177,625 for the nine month period ended September 30, 1997 from $1,343,846 for the comparable 1997 period. These decreases were due to lower outstanding balances on interest bearing obligations.

     The Partnership reported a gain on the sale of the Fort Myers System of $90,423,474 in the first nine months of 1998. No similar gain was reported in the comparable period of 1997.

     The Partnership reported net income of $91,382,451 for the three months ended September 30, 1998 compared to $705,533 for the similar 1997 period. The Partnership reported net income of $93,348,459 for the nine months ended September 30, 1998 compared to $2,089,691 for the similar 1997 period. These changes were primarily due to the gain reported in 1998 compared to 1997 as discussed above.

                          Part II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

The sale of the Lake County System and the Orland Park System was subject to the approval of the holders of a majority of the limited partnership interests of the Partnership. A vote of the limited partners was conductd by the General Partner by mail in September and October 1998. Limited partners of record at the close of business on August 31, 1998 were entitled to notice of, and to participate in, this vote of limited partners. Following are the final results of the vote of the limited partners:

                                No. of
                                  Interests
                                 Entitled to         Approved               Against            Abstained          Did Not Vote
                                    Vote            No.      %            No.      %          No.      %           No.      %
                                 -----------       ----     ---          ----     ---        ----     ---         ----     ---
  Lake County System and
  the Orland Park System Sale      104,000       71,321    68.6           448      .4         558      .5       31,673    30.5

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

Dated:  November 13, 1998