Form 10-K405
period 1998-12-31
CABLE TV FUND 12-A LTD
filed 1999-03-30
CIK 763657

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from__________ to ____________

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

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.

                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

The Partnership

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

          The Partnership does not currently own any cable television systems. During 1998, the Partnership sold its cable television systems serving areas in and around Fort Myers, Florida (the "Fort Myers System"), Lake County, Illinois (the "Lake County System"), and Orland Park and Park Forest, Illinois (the "Orland Park System"). The Fort Myers System, the Lake County System and the Orland Park System may hereinafter collectively be referred to as the "Systems." See Dispositions of Cable Television Systems below.

          It is anticipated that Comcast Corporation ("Comcast") will acquire a controlling interest in the General Partner during April 1999. As a result of this transaction, it is expected that the current management of the General Partner and a majority of the Board of Directors of the General Partner will be replaced by Comcast.

Dispositions of Cable Television Systems

          Fort Myers System.  In July 1998, the Partnership sold the Fort Myers
          -----------------
System to an unaffiliated cable television system operator for a sales price of $110,000,000. From the proceeds, the Partnership paid a brokerage fee to The Intercable Group, Ltd., a subsidiary of the General Partner ("The Intercable Group"), totaling $2,750,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, retained a portion of the proceeds for working capital purposes and distributed the remaining net sale proceeds of approximately $106,854,400 to its partners of record as of July 15, 1998, the closing date of the sale of the Fort Myers System. Pursuant to the terms of the Partnership's limited partnership agreement, from the net sale proceeds the Partnership first returned to the limited partners the capital they initially contributed to the Partnership ($52,000,000) and the remainder was allocated 75 percent to the limited partners ($41,140,800) and 25 percent to the General Partner ($13,713,600). The limited partner distribution of $93,140,800, which was made in August 1998, provided the Partnership's limited partners an approximate return of $895 for each $500 limited partnership interest, or $1,790 for each $1,000 invested in the Partnership. Because the sale of the Fort Myers System did not represent a sale of all or substantially all of the Partnership's assets, no vote of the limited partners of the Partnership was required to approve this sale.

          Lake County and Orland Park Systems.  In December 1998, the
          -----------------------------------
Partnership sold the Lake County System and the Orland Park System to an unaffiliated cable television system operator for a sales price of $86,000,000, subject to customary closing adjustments. The sale was approved by the owners of a majority of the limited partnership interests of the Partnership. The Partnership repaid all of its indebtedness, including $19,912,500 borrowed under its term loan, paid a brokerage fee to The Intercable Group, totaling $2,150,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settled working capital adjustments, and deposited $2,604,000 into an indemnity escrow account. The remaining net sale proceeds of approximately

$63,204,100 were distributed to the Partnership's partners of record as of December 4, 1998, the closing date of the sale. Because the limited partners already had received total distributions equal to the capital they initially contributed to the Partnership, the net sale proceeds were allocated 75 percent to the limited partners ($47,403,075) and 25 percent to the General Partner ($15,801,025). This distribution provided the Partnership's limited partners a return of $456 for each $500 limited partnership interest, or $912 for each $1,000 invested in the Partnership.

          Taking into account the distribution from the sale of the Fort Myers System and the distribution from the sale of the Lake County System and the Orland Park System, the Partnership's limited partners have received a total of $1,351 for each $500 limited partnership interest, or $2,702 for each $1,000 invested in the Partnership.

          The $2,604,000 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement dated July 10, 1998 between the Partnership and the buyer. The Partnership's primary exposure, if any, relates to the representations and warranties made about the Lake County System and the Orland Park System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on the escrowed funds, will be returned to the Partnership.
From this amount, the Partnership will pay any remaining liabilities and the Partnership will then distribute the balance to the Partnership's partners. Any such distribution would be made 75 percent to the limited partners of record as of December 4, 1998 and 25 percent to the General Partner. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Lake County System and the Orland Park System represented the remaining operating assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

          Because transferees of limited partnership interests following the record date for the distribution of the proceeds from the sale of the Lake County System and the Orland Park System (December 4, 1998) would not be entitled to any distributions from the Partnership, a transfer of limited partnership interests following such record date would have no economic value. The General Partner therefore has determined that, pursuant to the authority granted to it by the Partnership's limited partnership agreement, the General Partner will approve no transfers of limited partnership interests after December 4, 1998.


                              ITEM 2.  PROPERTIES
                              -------------------

As of December 31, 1998, the Partnership did not own any cable television systems.


                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

          None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          The sale of the Lake County System and the Orland Park System was subject to the approval of the holders of a majority of the limited partnership interests of the Partnership. A vote of the limited partners was conducted by the General Partner by mail in September and October 1998. Limited partners of record as of the close of business on August 31, 1998 were entitled to notice of, and to participate in, this vote of limited partners. Following are the results of the vote of the limited partners:

No. of Interests
Entitled to Vote                 Approved     Against   Abstained   Did Not Vote
                               -------------  --------  ----------  -------------
                                No.      %    No.   %   No.    %     No.      %
                               ------  -----  ---  ---  ----  ----  ------  -----
   104,000                     71,321  68.6   448  .4    558   .5   31,673  30.5



                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1998, limited partners of the Partnership conducted a "limited tender offer" for interests in the Partnership at a price of $600 per interest. As of February 16, 1999, the number of equity security holders in the Partnership was 6,928.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


                                                            For the Year Ended December 31,
                                        ------------------------------------------------------------------------
Cable TV Fund 12-A, Ltd.                    1998           1997           1996           1995           1994
------------------------                ------------   ------------   ------------   ------------   ------------

Revenues                                $ 29,603,007   $36,986,475    $34,485,280    $32,080,534    $29,378,010
Depreciation and Amortization              5,435,511     7,152,481      7,279,700      7,146,711      7,032,177
Operating Income                           3,599,212     4,830,338      2,749,310      2,369,663      1,377,680
Net Income (Loss)                        160,130,348     3,044,075        988,478        379,266       (492,539)
Net Income (Loss) per Limited
    Partnership Unit                        1,247.91         28.98           9.41           3.61          (4.69)
Weighted Average Number of Limited
    Partnership Units Outstanding            104,000       104,000        104,000        104,000        104,000
General Partner's Capital (Deficit)          505,294      (328,014)      (358,455)      (368,340)      (372,133)
Limited Partners' Capital                  1,515,884    12,277,344      9,263,710      8,285,117      7,909,644
Total Assets                               2,604,000    37,049,738     38,472,570     36,825,106     36,725,141
Debt                                               -    23,272,240     27,179,908     26,736,382     26,402,399
General Partner Advances                           -             -              -        373,311      1,305,933


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

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

FINANCIAL CONDITION
-------------------

     On December 4, 1998, the Partnership sold the Lake County System and the Orland Park System to an unaffiliated cable television system operator for an aggregate sales price of $86,000,000, subject to customary closing adjustments. From the proceeds, the Partnership repaid all of its indebtedness, including $19,912,500 borrowed under its term loan, paid a brokerage fee to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of Jones Intercable, Inc. (the "General Partner"), totaling $2,150,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settled working capital adjustments, deposited $2,604,000 into an indemnity escrow account and distributed the remaining net sale proceeds of approximately $63,204,100 to its partners of record as of the closing date of the sale of the Lake County System and the Orland Park System. Pursuant to the terms of the Partnership's limited partnership agreement, because the limited partners already had received a return of their initial capital contributions, the net sale proceeds were allocated 75 percent to the limited partners ($47,403,075) and 25 percent to the General Partner ($15,801,025). The limited partner distribution of $47,403,075 provided the Partnership's limited partners an approximate return of $456 for each $500 limited partnership interest, or $912 for each $1,000 invested in the Partnership.

     The $2,604,000 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Lake County System and the Orland Park System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's partners. Any such distribution would be made 75 percent to the limited partners of record as of December 4, 1998 and 25 percent to the General Partner. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Lake County System and the Orland Park System represented the remaining operating assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     On July 15, 1998, the Partnership sold the Fort Myers System to an unaffiliated cable television system operator for a sales price of $110,000,000, subject to customary closing adjustments. From the proceeds, the Partnership paid a brokerage fee to The Intercable Group, totaling $2,750,000, representing
2.5 percent of the sales price, for acting as a broker in this transaction, settled working capital adjustments and distributed the remaining net sale proceeds of approximately $106,854,400 to its partners of record as of the closing date of the sale of the Fort Myers System. Pursuant to the terms of the Partnership's limited partnership agreement, from the net sale proceeds the Partnership first returned to the limited partners the capital they initially contributed to the Partnership ($52,000,000) and the remainder was allocated 75 percent to the limited partners ($41,140,800) and 25 percent to the General Partner ($13,713,600). The limited partner distribution of $93,140,800, which was made in August 1998, provided the Partnership's limited partners an approximate return of $895 for each $500 limited partnership interest, or $1,790 for each $1,000 invested in the Partnership.

     Taking into account the distribution from the sale of the Fort Myers System and the distribution from the sales of the Lake County System and the Orland Park System, the Partnership's limited partners have received a total of $1,351 for each $500 limited partnership interest, or $2,702 for each $1,000 invested in the Partnership.

Year 2000 Issue
---------------

     The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes. Due to the sales of all of the Partnership's cable systems in 1998 and the planned liquidation and dissolution of the Partnership in 1999, the Year 2000 issue will not have a material effect on the Partnership.

RESULTS OF OPERATIONS
---------------------

     Due to the Orland Park System and Lake County System sales on December 4, 1998, which were the Partnership's last remaining operating assets, a full discussion of results of operations would not be comparable. For the year ended December 31, 1998, the Partnership had total revenues of $29,603,007 and generated operating income of $3,599,212. Because of the gain of $157,796,552 on the sales of the Fort Myers System, the Orland Park System and the Lake County System, the Partnership realized net income of $160,130,348, or $1,252.77 per limited partnership unit, in 1998.



ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     The audited financial statements of the Partnership for the year ended December 31, 1998 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Cable TV Fund 12-A, Ltd.:

     We have audited the accompanying balance sheets of CABLE TV FUND 12-A, LTD. (a Colorado limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-A, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP



Denver, Colorado,
March 12, 1999.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                                 December 31,
                                                                          --------------------------
                     ASSETS                                                   1998         1997
                     ------                                               -----------   ------------
CASH                                                                      $        -   $  2,047,098

TRADE RECEIVABLES, less allowance for doubtful receivables of
   $-0- and $47,572 at December 31, 1998 and 1997, respectively                    -      1,197,527

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                           -     86,596,679
  Less- accumulated depreciation                                                   -    (54,740,733)
                                                                          ----------   ------------

                                                                                   -     31,855,946

  Franchise costs and other intangible assets, net of accumulated amortization of $-0- and $33,880,137 at December 31, 1998
     and 1997, respectively                                                        -      1,277,970
                                                                          ----------   ------------

                     Total investment in cable television properties               -     33,133,916

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                            2,604,000        671,197
                                                                          ----------   ------------

                     Total assets                                         $2,604,000   $ 37,049,738
                                                                          ==========   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                                     December 31,
                                                                            ------------------------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                     1998             1997
-------------------------------------------                                  -------------    ------------
LIABILITIES:
  Debt                                                                      $           -    $ 23,272,240
  Trade accounts payable and accrued liabilities                                  582,822       1,690,998
  Subscriber prepayments                                                                -         137,170
                                                                            -------------    ------------

                     Total liabilities                                            582,822      25,100,408
                                                                            -------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                             1,000           1,000
    Distributions                                                             (29,514,625)              -
    Accumulated earnings (deficit)                                             30,018,919        (329,014)
                                                                            -------------    ------------

                                                                                  505,294        (328,014)
                                                                            -------------    ------------

  Limited Partners-
    Net contributed capital (104,000 units outstanding at
      December 31, 1998 and 1997)                                              44,619,655      44,619,655
    Distributions                                                            (140,543,875)              -
    Accumulated earnings (deficit)                                             97,440,104     (32,342,311)
                                                                            -------------    ------------

                                                                                1,515,884      12,277,344
                                                                            -------------    ------------

                     Total liabilities and partners' capital (deficit)      $   2,604,000    $ 37,049,738
                                                                            =============    ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                                For the Year Ended December 31,
                                                            -------------------------------------------
                                                                1998            1997           1996
                                                            -------------   ------------   ------------
REVENUES                                                    $ 29,603,007    $36,986,475    $34,485,280

COSTS AND EXPENSES:
  Operating expenses                                          17,285,682     21,035,811     20,473,736
  Management fees and allocated overhead
   from General Partner                                        3,282,602      3,967,845      3,982,534
  Depreciation and amortization                                5,435,511      7,152,481      7,279,700
                                                            ------------    -----------    -----------

OPERATING INCOME                                               3,599,212      4,830,338      2,749,310
                                                            ------------    -----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                                            (1,408,822)    (1,765,957)    (1,713,677)
  Gain on sale of cable television systems                   157,796,552              -              -
  Other, net                                                     143,406        (20,306)       (47,155)
                                                            ------------    -----------    -----------

                     Total other income (expense), net       156,531,136     (1,786,263)    (1,760,832)
                                                            ------------    -----------    -----------

NET INCOME                                                  $160,130,348    $ 3,044,075    $   988,478
                                                            ============    ===========    ===========

ALLOCATION OF NET INCOME:
  General Partner                                           $ 30,347,933    $    30,441    $     9,885
                                                            ============    ===========    ===========

  Limited Partners                                          $129,782,415    $ 3,013,634    $   978,593
                                                            ============    ===========    ===========

NET INCOME PER LIMITED PARTNERSHIP UNIT                     $   1,247.91    $     28.98    $      9.41
                                                            ============    ===========    ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                  104,000        104,000        104,000
                                                            ============    ===========    ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------


                                        For the Year Ended December 31,
                                  -------------------------------------------
                                       1998            1997          1996
                                  --------------   ------------   -----------
GENERAL PARTNER:
  Balance, beginning of year      $    (328,014)   $  (358,455)   $ (368,340)
  Distributions                     (29,514,625)             -             -
  Net income for year                30,347,933         30,441         9,885
                                  -------------    -----------    ----------

  Balance, end of year            $     505,294    $  (328,014)   $ (358,455)
                                  =============    ===========    ==========


LIMITED PARTNERS:
  Balance, beginning of year      $  12,277,344    $ 9,263,710    $8,285,117
  Distributions                    (140,543,875)             -             -
  Net income for year               129,782,415      3,013,634       978,593
                                  -------------    -----------    ----------

  Balance, end of year            $   1,515,884    $12,277,344    $9,263,710
                                  =============    ===========    ==========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                                     For the Year Ended December 31,
                                                                              --------------------------------------------
                                                                                   1998            1997           1996
                                                                              --------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $ 160,130,348    $ 3,044,075    $   988,478
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                               5,435,511      7,152,481      7,279,700
      Gain on sale of cable television systems                                 (157,796,552)             -              -
      Decrease (increase) in trade receivables                                    1,197,527       (512,075)       228,945
      Decrease (increase) in deposits, prepaid expenses and
       deferred charges                                                                 497       (667,749)      (107,492)
      Decrease in General Partner advances                                                -              -       (373,311)
      Increase (decrease) in trade accounts payable and accrued
        liabilities and subscriber prepayments                                   (1,245,346)      (559,239)       588,771
                                                                              -------------    -----------    -----------

                     Net cash provided by operating activities                    7,721,985      8,457,493      8,605,091
                                                                              -------------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                        (4,924,343)    (6,405,819)    (6,321,698)
  Proceeds from sale of cable television systems, net of escrow
    and brokerage fees                                                          188,496,000              -              -
  Franchise renewal costs                                                           (10,000)      (131,550)             -
                                                                              -------------    -----------    -----------

                     Net cash provided by (used in) investing activities        183,561,657     (6,537,369)    (6,321,698)
                                                                              -------------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                          130,619        237,422      2,260,619
  Repayment of debt                                                             (23,402,859)    (4,145,090)    (1,817,093)
  Distributions                                                                (170,058,500)             -              -
                                                                              -------------    -----------    -----------

                     Net cash provided by (used in) financing activities       (193,330,740)    (3,907,668)       443,526
                                                                              -------------    -----------    -----------

Increase (decrease) in cash                                                      (2,047,098)    (1,987,544)     2,726,919

Cash, beginning of year                                                           2,047,098      4,034,642      1,307,723
                                                                              -------------    -----------    -----------

Cash, end of year                                                             $           -    $ 2,047,098    $ 4,034,642
                                                                              =============    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                               $   1,539,441    $ 1,949,049    $ 1,746,102
                                                                              =============    ===========    ===========

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

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)  ORGANIZATION AND PARTNERS' INTERESTS
     ------------------------------------

     Formation and Business
     ----------------------

     Cable TV Fund 12-A, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on January 2, 1985, under a public program sponsored by Jones Intercable, Inc. ("Intercable"). The Partnership was formed to acquire, construct, develop and operate cable television systems. The Partnership owned and operated the cable television systems serving areas in and around Fort Myers, Florida and Lake County, Orland Park and Park Forest, Illinois. Intercable, a publicly held Colorado corporation, is the "General Partner" and manages the Partnership. Intercable and its subsidiaries also own and operate cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is general partner.

     Sales of Cable Television Systems
     ---------------------------------

     On December 4, 1998, the Partnership sold the Lake County System and the Orland Park System to an unaffiliated cable television system operator for an aggregate sales price of $86,000,000, subject to customary closing adjustments. From the proceeds, the Partnership repaid all of its indebtedness, including $19,912,500 borrowed under its term loan, paid a brokerage fee to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of Jones Intercable, Inc. (the "General Partner"), totaling $2,150,000, representing 2.5 percent of the sales price, for acting as a broker in this transaction, settled working capital adjustments, deposited $2,604,000 into an indemnity escrow account and distributed the remaining net sale proceeds of approximately $63,204,100 to its partners of record as of the closing date of the sale of the Lake County System and the Orland Park System. Pursuant to the terms of the Partnership's limited partnership agreement, because the limited partners already had received a return of their initial capital contributions, the net sale proceeds were allocated 75 percent to the limited partners ($47,403,075) and 25 percent to the General Partner ($15,801,025). The limited partner distribution of $47,403,075 provided the Partnership's limited partners an approximate return of $456 for each $500 limited partnership interest, or $912 for each $1,000 invested in the Partnership.

     The $2,604,000 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Lake County System and the Orland Park System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's partners. Any such distribution would be made 75 percent to the limited partners of record as of December 4, 1998 and 25 percent to the General Partner. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Lake County System and the Orland Park System represented the remaining operating assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     On July 15, 1998, the Partnership sold the Fort Myers System to an unaffiliated cable television system operator for a sales price of $110,000,000, subject to customary closing adjustments. From the proceeds, the Partnership paid a brokerage fee to The Intercable Group, totaling $2,750,000, representing
2.5 percent of the sales price, for acting as a broker in this transaction, settled working capital adjustments and distributed the remaining net sale proceeds of approximately $106,854,400 to its partners of record as of the closing date of the sale of the Fort Myers System. Pursuant to the terms of the Partnership's limited partnership agreement, from the net sale proceeds the Partnership first returned to the limited partners the capital they initially contributed to the Partnership ($52,000,000) and the remainder was allocated 75 percent to the limited partners ($41,140,800) and 25 percent to the General Partner ($13,713,600). The limited partner distribution of $93,140,800, which was made in August 1998, provided the Partnership's limited partners an approximate return of $895 for each $500 limited partnership interest, or $1,790 for each $1,000 invested in the Partnership.

     Taking into account the distribution from the sale of the Fort Myers System and the distribution from the sales of the Lake County System and the Orland Park System, the Partnership's limited partners have received a total of $1,351 for each $500 limited partnership interest, or $2,702 for each $1,000 invested in the Partnership.

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

     The preparation of financial statements in conformity with generally accepted accounting principles required the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Property, Plant and Equipment
     -----------------------------

     Depreciation of property, plant and equipment was provided primarily using the straight-line method over the following estimated service lives:

               Cable distribution system           5 - 15   years
               Equipment and tools                 5 -  7   years
               Office furniture and equipment      3 -  5   years
               Buildings                               30   years
               Vehicles                            3 -  4   years

     Replacements, renewals and improvements were capitalized and maintenance and repairs were charged to expense as incurred.

     Property, plant and equipment and the corresponding accumulated depreciation were written off as certain assets became fully depreciated and were no longer in service.

     Intangible Assets
     -----------------

     Costs assigned to franchises were amortized using the straight-line method over remaining estimated useful lives ranging from one to three years.

     Revenue Recognition
     -------------------

     Subscriber prepayments were initially deferred and recognized as revenue when earned.

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
     ----------------------------------------------------

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     Intercable managed the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the years ended December 31, 1998, 1997 and 1996 were $1,480,150, $1,849,324 and
$1,724,264, respectively. Intercable has not received and will not receive a management fee after December 4, 1998.

     The Partnership reimbursed Intercable for certain allocated overhead and administrative expenses. These expenses represented the salaries and related benefits paid for corporate personnel, rent, data processing services and other facilities costs. Such personnel provided engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, were necessary to the operation of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs were based primarily on actual time spent by employees of Intercable with respect to each partnership managed. Remaining expenses were allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner were also allocated a proportionate share of these expenses. Intercable believed that the methodology used in allocating overhead and administrative expenses was reasonable. Reimbursements by the Partnership to Intercable for allocated overhead and administrative expenses were $1,802,452, $2,118,521 and $2,258,270 in 1998, 1997 and 1996, respectively. The
Partnership will continue to reimburse Intercable for actual time spent on Partnership business by employees of Intercable until the Partnership is liquidated and dissolved, but the Partnership will not bear a revenue-based allocation of overhead and administrative expenses beyond December 4, 1998.

     The Partnership was charged interest during 1998 at an average interest rate of 7.05 percent on the amounts due Intercable, which approximated Intercable's weighted average cost of borrowing. Total interest charged to the Partnership by Intercable was $8,484, $10,621 and $15,139 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Partnership has received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of Intercable.

     Payments to Superaudio totaled $51,538, $56,338 and $51,583 in 1998, 1997 and 1996, respectively. Payments to Knowledge TV, Inc. totaled $53,628, $62,670 and $55,632 in 1998, 1997 and 1996, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $42,153 and $58,889 in 1997 and 1996, respectively. Payments to Great American Country, Inc. totaled $53,628, $66,264 and $34,642 in 1998, 1997 and 1996, respectively.

     The Partnership received a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership totaling $64,420, $99,103 and $60,794 in 1998, 1997 and 1996, respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1998 and 1997, consisted of the following:

                                                 December 31,
                                         ---------------------------
                                             1998           1997
                                         ------------   ------------

  Cable distribution system              $     -        $ 79,051,311
  Equipment and tools                          -           2,706,890
  Office furniture and equipment               -           1,697,992
  Buildings                                    -           1,627,424
  Vehicles                                     -           1,088,568
  Land                                         -             424,494
                                         ------------   ------------

                                               -          86,596,679

    Less:  accumulated depreciation            -         (54,740,733)
                                         ------------   ------------

                                         $     -        $ 31,855,946
                                         ============   ============

(5)  DEBT
     ----

     Debt consisted of the following:

                                                  December 31,
                                         ---------------------------
                                             1998           1997
                                         ------------   ------------
  Lending institutions-
   Term loan                             $     -        $ 22,950,000

  Capital lease obligations                    -             322,240
                                         ------------   ------------

                                         $     -        $ 23,272,240
                                         ============   ============

     All outstanding debt, including the term loan outstanding balance of $19,912,500, was repaid upon the sales of the Orland Park System and the Lake County System at December 4, 1998. Generally, interest payable on the then-outstanding balance was at the Partnership's option of Prime or a fixed rate defined as the London Interbank Offered Rate plus 1 percent. The effective interest rate on outstanding obligations as of December 31, 1997 was 6.88 percent.

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

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Partnership rented office and other facilities under various long-term operating lease arrangements. Rent paid under such lease arrangements totaled $70,242, $109,260 and $83,191, respectively, for the years ended December 31, 1998, 1997 and 1996.

     The $2,604,000 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow from December 4, 1998 until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Lake County System and the Orland Park System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's partners. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Lake County System and the Orland Park System represented the remaining operating assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:


                                                          For the Year Ended December 31,
                                                        ------------------------------------
                                                           1998         1997         1996
                                                        ----------   ----------   ----------
     Maintenance and repairs                            $  200,915   $  327,787   $  311,696
                                                        ==========   ==========   ==========

     Taxes, other than income and payroll taxes         $  340,306   $  453,498   $  502,687
                                                        ==========   ==========   ==========

     Advertising                                        $  284,397   $  390,116   $  448,330
                                                        ==========   ==========   ==========

     Depreciation of property, plant and equipment      $5,095,270   $6,569,840   $6,516,632
                                                        ==========   ==========   ==========

     Amortization of intangible assets                  $  340,241   $  582,641   $  763,068
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

Glenn R. Jones                                   69  Chairman of the Board and Chief Executive Officer
James B. O'Brien                                 49  President and Director
Ruth E. Warren                                   49  Group Vice President/Operations
Kevin P. Coyle                                   47  Group Vice President/Finance
Cynthia A. Winning                               47  Group Vice President/Marketing
Elizabeth M. Steele                              47  Vice President/General Counsel/Secretary
Wayne H. Davis                                   45  Vice President/Engineering
Larry W. Kaschinske                              39  Vice President/Controller
Robert E. Cole                                   66  Director
William E. Frenzel                               70  Director
Josef J. Fridman                                 53  Director
Donald L. Jacobs                                 60  Director
Robert Kearney                                   62  Director
James J. Krejci                                  57  Director
Raphael M. Solot                                 65  Director
Howard O. Thrall                                 51  Director
Siim A. Vanaselja                                42  Director
Sanford Zisman                                   59  Director
Robert B. Zoellick                               45  Director


  Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd.
He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

  Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a director of the General Partner in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Chairman of the Board of Directors of CTAM: The Marketing Society for the Cable Telecommunications Industry and as an executive director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies. Mr. O'Brien's numerous industry recognitions include a CTAM Tami Award for marketing excellence, a Women In Cable and Telecommunications Accolade Award recognizing his leadership efforts on behalf of women in the telecommunications industry, The President's Award for Leadership from the Illinois Cable and Telecommunications Association and a Lifetime Achievement Award from The National Association of Minorities in Communications. Additionally, Mr. O'Brien is a member of The Society of UK Cable Pioneers.

  Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system marketing manager, director of marketing, assistant division manager, regional vice president and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990. Ms. Warren is a past president of Women in Cable & Telecommunications and past Chairman of the Women in Cable Foundation. She serves as the Vice Chair of Five Points Media Center Board and on the Corporate Advisory Board of Planned Parenthood of the Rocky Mountains and the Advisory Board for Girls Count. In 1995, Ms. Warren received the Corporate Business Woman of the Year Award from the Colorado Women's Chamber of Commerce, and in 1998 Ms. Warren received the Vanguard Award for Distinguished Leadership from the National Cable Television Association.

  Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990. From 1978 to 1981 Mr. Coyle was employed by American Television and Communications (now Time Warner Cable), and from 1974 to 1978 he was an associate at Haskins & Sells (now Deloitte & Touche LLP).

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

  Mr. Wayne H. Davis joined the General Partner in August 1983 and has served in various technical operations positions, including System Engineering Manager, Fund Engineering Manager, Senior Director/Technical Operations, and Vice President/Technical Operations since then. Mr. Davis was elected Vice President/Engineering in June 1998. He is past Vice President of the Upstate New York Chapter of the Society of Cable Telecommunications Engineers. Mr. Davis has received certification from the Society of Cable Telecommunications Engineers, Broadband Cable Telecommunications Engineering Program and the National Cable Television Institute's Technology Program.

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

     Mr. William E. Frenzel was appointed a director of the General Partner in April 1995. Mr. Frenzel has been a Guest Scholar since 1991 with the Brookings Institution, a research organization located in Washington D.C. Until his retirement in January 1991, Mr. Frenzel served for twenty years in the United States House of Representatives, representing the State of Minnesota, where he was a member of the House Ways and Means Committee and its Trade Subcommittee, the Congressional Representative to the General Agreement on Tariffs and Trade
(GATT), the Ranking Minority Member on the House Budget Committee and a member of the National Economic Commission. Mr. Frenzel also served in the Minnesota Legislature for eight years. He is Vice Chairman of the Eurasia Foundation, a Board Member of the U.S.-Japan Foundation, the Close-Up Foundation, Sit Mutual Funds, Logistics Management Institute and Chairman of the Japan-America Society of Washington.

     Mr. Josef J. Fridman was appointed a director of the General Partner in February 1998. Mr. Fridman is currently Chief Legal Officer of Bell Canada and of BCE Inc., Canada's largest telecommunications company. Mr. Fridman joined Bell Canada, a wholly owned subsidiary of BCE Inc., in 1969, and has held increasingly senior positions with Bell Canada and BCE Inc. since such time. Mr. Fridman has held his current position since March 1998. Mr. Fridman's directorships include Alouette Telecommunications Inc., Telesat Canada, TMI Communications, Inc., Telebec Itee, BCI Telecom Holding Inc. and BCE Corporate Services Inc. He is a member of the Quebec Bar Association, the Canadian, American and International Bar Associations and the Lord Reading Law Society. Mr. Fridman is a governor of the Quebec Bar Foundation.

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

     Mr. Robert Kearney was appointed a director and a member of the Executive Committee of the General Partner in July 1997. Mr. Kearney is a retired executive officer of Bell Canada. Prior to his retirement in December 1993, Mr. Kearney was the President and Chief Executive Officer of Bell Canada. He served as Chairman of BCE Canadian Telecom Group in 1994 and as Deputy Chairman of BCI Management Limited in 1995. He currently serves as a Director of MPACT, a Canadian electronic commerce company. During his career, Mr. Kearney served in a variety of capacities in the Canadian, American and International Standards organizations, and he has served on several corporate, professional and civic boards.

     Mr. James J. Krejci is President and CEO of Comtect International, Inc., a company in the specialized mobile radio services business, headquartered in Denver, Colorado. Prior to joining Comtec International, Inc. in February 1998, Mr. Krejci was President and CEO of Imagelink Technologies, Inc., headquartered in Boulder, Colorado, from June 1996 to February 1998, and prior to that, he was President of the International Division of International Gaming Technology, the world's largest gaming equipment manufacturer, with headquarters in

Reno, Nevada from May 1994 to February 1995. Prior to joining IGT, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci has been a director of the General Partner since August 1987.

     Mr. Raphael M. Solot was appointed a director of the General Partner in March 1996 and he was elected Vice Chairman of the Board of Directors in November 1997. Mr. Solot is an attorney and has practiced law for 34 years with an emphasis on franchise, corporate and partnership law and complex litigation.

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

     Mr. Siim A. Vanaselja was appointed a director of the General Partner in August 1996. He is the Chief Financial Officer of BCI Telecom Holding Inc. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Executive Vice President and Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

     Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a principal in the law firm of Zisman & Ingraham, P.C. of Denver, Colorado and he has practiced law for 33 years, specializing in the areas of tax, business and estate planning and probate administration. Mr. Zisman was a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, from 1991 to 1997, serving at various times as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee. Since 1982, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

     Mr. Robert B. Zoellick was appointed a director of the General Partner in April 1995. Mr. Zoellick is the President and CEO of the Center for Strategic and International Studies (CSIS), an independent, non-profit policy institution with a staff of 180 people and a $17 million budget. He was the John M. Olin Professor at the U.S. Naval Academy for the 1997-1998 term. From 1993 through 1997, he was Executive Vice President at Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick currently serves on the boards of Alliance Capital and Said Holdings and the Advisory Council of Enron Corp.

                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

     The Partnership has no employees; however, various personnel were required to operate the systems. Such personnel were employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment was charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

     As of February 16, 1999, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

     Prior to selling the Partnership's Fort Myers, Lake County and Orland Park Systems, the Partnership engaged in certain transactions with the General Partner and certain of its affiliates. The General Partner believes that the terms of such transactions were generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were negotiated at arm's-length and there can be no assurance that the terms of such transactions have been as favorable as those that could have been obtained by the Partnership from unaffiliated parties. In the future, the General Partner does not anticipate engaging in such transactions.

Transactions with the General Partner

     The General Partner manages the Partnership and, until December 4, 1998, the date of the sale of the Partnership's last remaining cable television systems, the General Partner received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The General Partner will not receive a management fee after December 4, 1998.

     The Partnership reimbursed the General Partner for certain allocated overhead and administrative expenses. These expenses represented the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provided engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs were based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses were allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner were also allocated a proportionate share of these expenses. The Partnership will continue to reimburse the General Partner for actual time spent on Partnership business by employees of the General Partner until the Partnership is liquidated and dissolved, but the Partnership will not bear a revenue-based allocation of overhead and administrative expenses beyond December 4, 1998.

     The General Partner has from time to time advanced funds to the Partnership and charged interest on the balance payable. The interest rate charged approximated the General Partner's weighted average cost of borrowing.

Transactions with Jones International, Ltd. and Certain of its Affiliates

     Jones International, Ltd. ("International"), a company owned by Glenn R. Jones, and certain of its subsidiaries, provided various services to the Partnership, including affiliation agreements for the distribution of programming owned by affiliated companies on cable television systems owned by the Partnership, as described below.

     Knowledge TV, Inc., a company jointly owned by Mr. Jones, affiliates of International, the General Partner and BCI Telecom Holdings Inc., a principal shareholder of the General Partner, operates the television network Knowledge TV. Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV, Inc. provided its programming to the cable television systems owned by the Partnership, until they were sold in 1998.

     The Great American Country network provided country music video programming to the cable television systems owned by the Partnership, until they were sold in 1998. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner.

     Jones Galactic Radio, Inc. is a subsidiary of Jones International Networks, Ltd., an affiliate of International. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provided audio programming to the cable television systems owned by the Partnership.

     The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. Until they were sold in 1998, the Partnership's systems carried PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the cable television systems owned by the Partnership totaled approximately $64,420 for the year ended December 31, 1998.

     The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                                                      For the Year Ended December 31,
                                                    -------------------------------------------------------------------
                                                            1998                   1997                   1996
                                                    ---------------------  ---------------------  ---------------------
Management fees                                                $1,480,150             $1,849,324             $1,724,624
Allocation of expenses                                          1,802,452              2,118,521              2,258,270
Interest expense                                                    8,484                 10,621                 15,139
Amount of advances outstanding                                          0                      0                      0
Highest amount of advances outstanding                             32,564                 90,176                 27,647
Programming fees:
 Knowledge TV, Inc.                                                53,628                 62,670                 55,632
 Great American Country                                            53,628                 66,264                 34,642
 Superaudio                                                        51,538                 56,338                 51,583

                                    PART IV.
                                    --------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

(a)1. See index to financial statements for list of financial statements and exhibits thereto filed as a part of this report.

   3.           The following exhibits are filed herewith:

   4.1          Limited Partnership Agreement of Cable TV Fund 12-A.  (1)

   10.1         Purchase and Sale Agreement dated March 1998, among Cable TV
                Fund 12-A, Ltd., Jones Intercable, Inc. and Olympus
                Communications, L.P. (2)

   10.2         Asset Purchase Agreement dated July 10, 1998, between Cable TV
                Fund 12-A, Ltd. and TCI Communications, Inc. (3)

   27           Financial Data Schedule
__________
   (1)          Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1985 (Commission File No.
                0-13193).

   (2) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No.
                0-13193).

   (3)          Incorporated by reference from Registrant's Preliminary Proxy
                Statement on Schedule 14A filed on August 7, 1998 (Commission
                File No. 0-13193).

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

                                 CABLE TV FUND 12-A, LTD.
                                 a Colorado limited partnership
                                 By:  Jones Intercable, Inc.

                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
Dated: March 24, 1999                 Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
                                      Executive Officer
Dated: March 24, 1999                 (Principal Executive Officer)


                                 By:  /s/ Kevin P. Coyle
                                      ------------------
                                      Kevin P. Coyle
                                      Group Vice President/Finance
Dated: March 24, 1999                 (Principal Financial Officer)


                                 By:  /s/ Larry Kaschinske
                                      --------------------
                                      Larry Kaschinske
                                      Vice President/Controller
Dated: March 24, 1999                 (Principal Accounting Officer)


                                 By:  /s/ James B. O'Brien
                                      --------------------
                                      James B. O'Brien
Dated: March 24, 1999                 President and Director


                                 By:  /s/ Robert E. Cole
                                      ------------------
                                      Robert E. Cole
Dated: March 24, 1999                 Director


                                 By:  /s/ William E. Frenzel
                                      ----------------------
                                      William E. Frenzel
Dated: March 24, 1999                 Director

                                 By:  /s/ Josef J. Fridman
                                      --------------------
                                      Josef J. Fridman
Dated: March 24, 1999                 Director


                                 By:
                                      --------------------
                                      Donald L. Jacobs
Dated: March 24, 1999                 Director


                                 By:  /s/ Robert Kearney
                                      ------------------
                                      Robert Kearney
Dated: March 24, 1999                 Director


                                 By:  /s/ James J. Krejci
                                      -------------------
                                      James J. Krejci
Dated: March 24, 1999                 Director


                                 By:  /s/ Raphael M. Solot
                                      --------------------
                                      Raphael M. Solot
Dated: March 24, 1999                 Director


                                 By:  /s/ Howard O. Thrall
                                      --------------------
                                      Howard O. Thrall
Dated: March 24, 1999                 Director


                                 By:  /s/ Siim A. Vanaselja
                                      ---------------------
                                      Siim A. Vanaselja
Dated: March 24, 1999                 Director


                                 By:  /s/ Sanford Zisman
                                      ------------------
                                      Sanford Zisman
Dated: March 24, 1999                 Director


                                 By:  /s/ Robert B. Zoellick
                                      ----------------------
                                      Robert B. Zoellick
Dated: March 24, 1999                 Director