Form 10-Q
period 1999-03-31
CABLE TV FUND 12-A LTD
filed 1999-05-14
CIK 763657

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 1999.

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                 to              .
                               ---------------    ------------

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

                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

                               (215) 665-1700
                         -----------------------------
                         Registrant's telephone number


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

                           CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS


                                                                                           March 31,          December 31,
                           ASSETS                                                            1999                1998
                           ------                                                     --------------        --------------
Proceeds from sale in escrow                                                          $    2,643,060        $    2,604,000
                                                                                      --------------        --------------
                  Total assets                                                        $    2,643,060        $    2,604,000
                                                                                      ==============        ==============

         LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued liabilities                                            $    1,358,625        $      582,822
                                                                                      --------------        --------------
                  Total liabilities                                                        1,358,625               582,822
                                                                                      --------------        --------------
PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                                                        1,000                 1,000
    Distributions                                                                        (29,514,625)          (29,514,625)
    Accumulated earnings                                                                  30,011,552            30,018,919
                                                                                      --------------        --------------
                                                                                             497,927               505,294
                                                                                      --------------        --------------
  Limited Partners-
    Net contributed capital (104,000 units outstanding at
      March 31, 1999 and December 31, 1998)                                               44,619,655            44,619,655
    Distributions                                                                       (140,543,875)         (140,543,875)
    Accumulated earnings                                                                  96,710,728            97,440,104
                                                                                      --------------        --------------
                                                                                             786,508             1,515,884
                                                                                      --------------        --------------
                  Total liabilities and partners' capital                             $    2,643,060        $    2,604,000
                                                                                      ==============        ==============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS


                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                                -------------------------------
                                                                                  1999                 1998
                                                                                ---------           -----------
REVENUES                                                                        $       -           $ 9,908,128

COSTS AND EXPENSES:
  Operating expenses                                                                    -             5,450,960
  Management fees and allocated overhead from
    General Partner                                                                     -             1,064,136
  Depreciation and amortization                                                         -             1,796,970
                                                                                ---------           -----------

OPERATING INCOME                                                                        -             1,596,062
                                                                                ---------           -----------
OTHER INCOME (EXPENSE):
  Interest expense                                                                      -              (407,771)
  Other, net                                                                     (736,743)               57,710
                                                                                ---------           -----------
         Total other income (expense), net                                       (736,743)             (350,061)
                                                                                ---------           -----------
NET INCOME (LOSS)                                                               $(736,743)          $ 1,246,001
                                                                                =========           ===========
ALLOCATION OF NET INCOME (LOSS):
  General Partner                                                               $  (7,367)          $    12,460
                                                                                =========           ===========

  Limited Partners                                                              $(729,376)          $ 1,233,541
                                                                                =========           ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                                  $   (7.01)          $     11.86
                                                                                =========           ===========
WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                   104,000               104,000
                                                                                =========           ===========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                    1999                   1998
                                                                                 ---------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $(736,743)          $   1,246,001
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                      -               1,796,970
      Increase in receivables                                                      (39,060)               (688,064)
      Increase in deposits, prepaid expenses and deferred charges                        -                (585,575)
      Increase (decrease) in accounts payable and accrued
        liabilities and subscriber prepayments                                     775,803                (258,660)
                                                                                 ---------           -------------
         Net cash provided by operating activities                                       -               1,510,672
                                                                                 ---------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                                -              (1,042,702)
                                                                                 ---------           -------------
         Net cash used in investing activities                                           -              (1,042,702)
                                                                                 ---------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                                      -              (1,100,723)
                                                                                 ---------           -------------
         Net cash used in financing activities                                           -              (1,100,723)
                                                                                 ---------           -------------

Decrease in cash                                                                         -                (632,753)

Cash, beginning of period                                                                -               2,047,098
                                                                                 ---------           -------------
Cash, end of period                                                              $       -           $   1,414,345
                                                                                 =========           =============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                  $  -                $     306,862
                                                                                 =========           =============


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A, Ltd. (the "Partnership") at March 31, 1999 and December 31, 1998 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1999 and 1998.

         The Partnership owned and operated the cable television systems serving areas in and around Fort Myers, Florida, until their sale in July 1998. The Partnership also owned and operated the cable television systems serving areas in and around Lake County, Illinois (the "Lake County System") and Orland Park and Park Forest, Illinois (the "Orland Park System"), until their sale in December 1998. Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership.

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner. Comcast now owns approximately 12.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in the General Partner. Also on that date, Comcast contributed its shares in the General Partner to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of the General Partner owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of the General Partner. As a result of this transaction, the General Partner is now a consolidated public company subsidiary of Comcast Cable.

         Also on April 7, 1999, the bylaws of the General Partner were amended to establish the size of the General Partner's Board of Directors as a range from eight to thirteen directors and the board was reconstituted so as to have eight directors and the following directors of the General Partner resigned:
Robert E. Cole, Josef J. Fridman, James J. Krejci, James B. O'Brien, Raphael M. Solot, Robert Kearney, Howard O. Thrall, Siim Vanaselja, Sanford Zisman and Glenn R. Jones. In addition, Donald L. Jacobs resigned as a director elected by the holders of Class A Common Stock and was elected by the remaining directors as a director elected by the holders of Common Stock. The remaining directors elected the following persons to fill the vacancies on the board created by such resignations: Ralph J. Roberts, Brian L. Roberts, John R. Alchin, Stanley Wang and Lawrence S. Smith. All of the newly elected directors, with the exception of Mr. Jacobs, are officers of Comcast. Also on April 7, 1999, the following executive officers of the General Partner resigned: Glenn R. Jones, James B. O'Brien, Ruth E. Warren, Kevin P. Coyle, Cynthia A. Winning, Elizabeth M. Steele, Wayne H. Davis and Larry W. Kaschinske. The following persons were appointed as executive officers of the General Partner on April 7, 1999: Ralph
J. Roberts, Brian L. Roberts, Lawrence S. Smith, John R. Alchin and Stanley
Wang.

         Comcast is principally engaged in the development, management and operation of broadband cable networks and in the provision of content through programming investments. Comcast Cable is principally engaged in the development, management and operation of broadband cable networks. The address of Comcast's principal office is 1500 Market Street, Philadelphia, Pennsylvania 19102-2148, which is also now the address of the General Partner's principal office. The address of Comcast Cable's principal office is 1201 Market Street, Suite 2201, Wilmington, Delaware 19801.

(2) On December 4, 1998, the Partnership sold the Lake County System and the Orland Park System, its only remaining operating assets, to an unaffiliated party for an aggregate sales price of $86,000,000. The Partnership repaid all of its indebtedness, paid a brokerage fee to The Intercable Group, Ltd., a subsidiary of Intercable, settled working capital adjustments, deposited $2,604,000 into an indemnity escrow account and distributed the remaining net sale proceeds to its partners.

         The $2,604,000 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Lake County System and the Orland Park System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $1,358,625 at March 31, 1999, and it will then distribute the balance to the Partnership's partners. Any such distribution would be made 75 percent to the limited partners of record as of December 4, 1998 and 25 percent to the General Partner. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Lake County System and the Orland Park System represented the remaining operating assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

(3) Intercable manages the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1999 and 1998 were $-0- and $495,406, respectively. Intercable has not received and will not receive a management fee after December 4, 1998.

         The Partnership will continue to reimburse the General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership. Reimbursements by the Partnership to the General Partner for overhead and administrative expenses for the three month periods ended March 31, 1999 and 1998 were $11,414 and $568,730, respectively.

                           CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


FINANCIAL CONDITION

         On December 4, 1998, the Partnership sold the Lake County System and the Orland Park System, its only remaining operating assets, to an unaffiliated party for an aggregate sales price of $86,000,000. The Partnership repaid all of its indebtedness, paid a brokerage fee to The Intercable Group, Ltd., a subsidiary of Intercable, settled working capital adjustments, deposited $2,604,000 into an indemnity escrow account and distributed the remaining net sale proceeds to its partners.

         The $2,604,000 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Lake County System and the Orland Park System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $1,358,625 at March 31, 1999, and it will then distribute the balance to the Partnership's partners. Any such distribution would be made 75 percent to the limited partners of record as of December 4, 1998 and 25 percent to the General Partner. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Lake County System and the Orland Park System represented the remaining operating assets of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

RESULTS OF OPERATIONS

         Due to the Partnership's sale of the Orland Park System and Lake County System on December 4, 1998, which were the Partnership's last remaining operating assets, a discussion of results of operations would not be meaningful. Other expense of $736,743 incurred in the first quarter of 1999 related to various costs associated with the sale of the Partnership's systems. The Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the interest-bearing indemnity escrow account discussed above, most likely in the fourth quarter of 1999.

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

                                       CABLE TV FUND 12-A, LTD.
                                       BY:  JONES INTERCABLE, INC.
                                            General Partner



                                       By: /S/ Lawrence S. Smith
                                          ------------------------------------
                                           Lawrence S. Smith
                                           Principal Accounting Officer


                                       By: /S/ Joseph J. Euteneuer
                                          ------------------------------------
                                           Joseph J. Euteneuer
                                           Vice President (Authorized Officer)



Dated:  May 14, 1999