Form 10-Q
period 1999-06-30
CABLE TV FUND 12-A LTD
filed 1999-08-16
CIK 763657

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended June 30, 1999.
                                           -------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from              to             .
                                           ------------    ------------

                        Commission File Number: 0-13193


                           CABLE TV FUND 12-A, LTD.
--------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                              84-0968104
--------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D. #

                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

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

                           CABLE TV FUND 12-A, LTD.
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS


                                                                                        June 30,            December 31,
                     ASSETS                                                               1999                  1998
                     ------                                                           -------------         -------------
Proceeds from sale in escrow                                                          $   2,672,355         $   2,604,000
                                                                                      -------------         -------------

                  Total assets                                                        $   2,672,355         $   2,604,000
                                                                                      =============         =============


       LIABILITIES AND PARTNERS' CAPITAL
       ---------------------------------

LIABILITIES:
 Accounts payable and accrued liabilities                                             $   2,127,179         $     582,822
                                                                                      -------------         -------------

                  Total liabilities                                                   $   2,127,179         $     582,822
                                                                                      =============         =============

PARTNERS' CAPITAL:
 General Partner-
  Contributed capital                                                                         1,000                 1,000
  Distributions                                                                         (29,514,625)          (29,514,625)
  Accumulated earnings                                                                   30,004,159            30,018,919
                                                                                      -------------         -------------

                                                                                            490,534               505,294
                                                                                      -------------         -------------

 Limited Partners-
  Net contributed capital (104,000 units outstanding at
   June 30, 1999 and December 31, 1998)                                                  44,619,655            44,619,655
  Distributions                                                                        (140,543,875)         (140,543,875)
  Accumulated earnings                                                                   95,978,862            97,440,104
                                                                                      -------------         -------------

                                                                                             54,642             1,515,884
                                                                                      -------------         -------------

         Total liabilities and partners' capital                                      $   2,672,355         $   2,604,000
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

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                       For the Three Months Ended                   For the Six Months Ended
                                                                June 30,                                    June 30,
                                                      ---------------------------              ---------------------------------
                                                          1999             1998                    1999                  1998
                                                      ------------     -----------             ------------          -----------
REVENUES                                              $     -          $10,077,189             $     -               $19,985,317

COSTS AND EXPENSES:
  Operating expenses                                        -            5,543,227                   -                10,994,187
  Management fees and allocated overhead
    from General Partner                                    -            1,108,615                   -                 2,172,751
  Depreciation and amortization                             -            1,867,500                   -                 3,664,470
                                                      ------------     -----------             -----------           -----------

OPERATING INCOME                                            -            1,557,847                   -                 3,153,909
                                                      ------------     -----------             -----------           -----------

OTHER INCOME (EXPENSE):
  Interest expense                                         (36,148)       (412,043)                (69,813)             (819,814)
  Interest income on escrowed proceeds                      29,295           -                      58,590                 -
  Other, net                                              (732,406)       (425,797)             (1,464,779)             (368,087)
                                                       -----------     -----------             -----------           -----------

         Total other income
           (expense), net                                 (739,259)       (837,840)             (1,476,002)           (1,187,901)
                                                      ------------     -----------             -----------           -----------

NET INCOME (LOSS)                                     $   (739,259)    $   720,007             $(1,476,002)          $ 1,966,008
                                                      ============     ===========             ===========           ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                     $     (7,393)    $     7,200             $   (14,760)          $    19,660
                                                      ============     ===========             ===========           ===========

  Limited Partners                                    $   (731,866)    $   712,807             $(1,461,242)          $ 1,946,348
                                                      ============     ===========             ===========           ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                    $      (7.04)    $      6.85             $    (14.05)          $     18.71
                                                      ============     ===========             ===========         =============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                        104,000         104,000                 104,000               104,000
                                                      ============     ===========             ===========           ===========




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

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                For the Six Months Ended
                                                                                        June 30,
                                                                           ----------------------------------
                                                                               1999                  1998
                                                                           ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $(1,476,002)           $1,966,008
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                              -                 3,664,470
      Decrease (increase) in trade receivables                                 (68,355)              799,967
      Increase in deposits, prepaid expenses and
        deferred charges                                                         -                  (493,557)
      Increase (decrease) in accounts payable and accrued liabilities
        and subscriber prepayments                                           1,544,357               (64,141)
                                                                           ------------           ----------

         Net cash provided by operating activities                               -                 5,872,747
                                                                           ------------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                        -                (2,623,298)
                                                                           ------------           ----------

         Net cash used in investing activities                                   -                (2,623,298)
                                                                           ------------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                              -                (2,136,588)
                                                                           ------------           ----------

         Net cash used in financing activities                                   -                (2,136,588)
                                                                           ------------           ----------

Increase in cash                                                                 -                 1,112,861

Cash, beginning of period                                                        -                 2,047,098
                                                                           ------------           ----------

Cash, end of period                                                        $     -                $3,159,959
                                                                           ============           ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                            $     -                $  818,500
                                                                           ============           ==========

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

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------



(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A, Ltd. (the "Partnership") at June 30, 1999 and December 31, 1998 and its Statements of Operations for the three and six month periods ended June 30, 1999 and 1998 and its Statements of Cash Flows for the six month periods ended June 30, 1999 and 1998.

     The Partnership owned and operated the cable television systems serving areas in and around Fort Myers, Florida, until their sale in July 1998. The Partnership also owned and operated the cable television systems serving areas in and around Lake County, Illinois (the "Lake County System") and Orland Park and Park Forest, Illinois (the "Orland Park System"), until their sale in December 1998. Jones Intercable, Inc., a publicly held Colorado corporation, is the "General Partner" and manages the Partnership.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner. As of April 7, 1999, Comcast owned approximately 12.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in the General Partner. Also on that date, Comcast contributed its shares in the General Partner to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of the General Partner owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of the General Partner. As a result of this transaction, the General Partner is now a consolidated public company subsidiary of Comcast Cable.

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

(2) On December 4, 1998, the Partnership sold the Lake County System and the Orland Park System, its only remaining operating assets, to an unaffiliated party for an aggregate sales price of $86,000,000. The Partnership repaid all of its indebtedness, paid a brokerage fee to The Intercable Group, Ltd., a subsidiary of the General Partner, settled working capital adjustments, deposited $2,604,000 into an indemnity escrow account and distributed the remaining net sale proceeds to its partners.

     The $2,604,000 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Lake County System and the Orland Park System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $2,127,179 at June 30, 1999, it will retain funds necessary to cover the administrative expenses of the Partnership and it will then distribute the balance, if any, to the Partnership's partners. Any such distribution would be made 75 percent to the limited partners of record as of December 4, 1998 and 25 percent to the General Partner. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed.

     Although the sale of the Lake County System and the Orland Park System represented the sale of the only remaining operating assets of the Partnership, the Partnership will not be dissolved until all proceeds from escrow have been distributed and the pending litigation in which the Partnership is a named defendant has been resolved and terminated (See Part II, Item 1).

(3) The General Partner manages the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1998 were $503,859 and $999,266, respectively. The General Partner has not received and will not receive a management fee after December 4, 1998.

     The Partnership will continue to reimburse the General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership. Reimbursements by the Partnership to the General Partner for overhead and administrative expenses for the three and six month periods ended June 30, 1999 were $14,541 and $25,955, respectively, compared to $604,756 and $1,173,485, respectively, for the similar 1998 periods.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

     On December 4, 1998, the Partnership sold the Lake County System and the Orland Park System, its only remaining operating assets, to an unaffiliated party for an aggregate sales price of $86,000,000. The Partnership repaid all of its indebtedness, paid a brokerage fee to The Intercable Group, Ltd., settled working capital adjustments, deposited $2,604,000 into an indemnity escrow account and distributed the remaining net sale proceeds to its partners.

     The $2,604,000 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Lake County System and the Orland Park System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $2,127,179 at June 30, 1999, it will retain funds necessary to cover the administrative expenses of the Partnership and it will then distribute the balance, if any, to the Partnership's partners. Any such distribution would be made 75 percent to the limited partners of record as of December 4, 1998 and 25 percent to the General Partner. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed.

     Although the sale of the Lake County System and the Orland Park System represented the sale of the only remaining operating assets of the Partnership, the Partnership will not be dissolved until all proceeds from escrow have been distributed and the pending litigation in which the Partnership is a named defendant has been resolved and terminated (See Part II, Item 1).

     Because the Partnership has sold all of its assets and further distributions, if any, will be made to the limited partners of record as of the closing date of the sale of the Partnership's last remaining cable television system, new limited partners would not be entitled to any distributions from the Partnership and transfers of limited partnership interests would have no economic or practical value. The General Partner therefore has determined, in accordance with the authority granted to it under Section 3.5 of the Partnership's limited partnership agreement, that it will not process any transfers of limited partnership interests in the Partnership during the remainder of the Partnership's term.

RESULTS OF OPERATIONS
---------------------

     Due to the Partnership's sale of the Orland Park System and Lake County System on December 4, 1998, which were the Partnership's last remaining operating assets, a discussion of results of operations would not be meaningful. Other expense of $1,464,779 incurred in the first six months of 1999 related to various costs associated with the sale of the Partnership's systems.

                          Part II - OTHER INFORMATION


Item 1.  Legal Proceedings

         In July 1999, the General Partner, each of its subsidiaries that serve as general partners of managed public partnerships and most of its managed public partnerships, including the Partnership, were named defendants in a case styled Everest Cable Investors, LLC, Everest Properties, LLC, Everest Properties
       -------------------------------------------------------------------------
II, LLC and KM Investments, LLC, plaintiffs v. Jones Intercable, Inc., et al.,
------------------------------------------------------------------------------
defendants (Superior Court, Los Angeles County, State of California, Case No.
----------
C213638). Plaintiffs, all of which are affiliated with each other, are in the business of, among other things, investing in limited partnerships that own and operate cable television systems. Plaintiffs allege that one of the plaintiffs has been a limited partner or has obtained a valid power-of-attorney from a limited partner in each of the General Partner's managed public partnerships and that they had formed a coordinated plan amongst themselves to acquire up to 4.9% of the limited partnership interests in each of the General Partner's managed public partnerships during the latter half of 1996. Plaintiffs' complaint alleges that they were frustrated in this purpose by the General Partner's refusal to provide plaintiffs with lists of the names and addresses of the limited partners of the General Partner's managed public partnerships. The complaint alleges that the General Partner's actions constituted a breach of contract, a breach of the General Partner's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of the General Partner's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that the General Partner's failure to provide them with the partnership lists prevented them from making their tender offers and the plaintiffs claim that they have been injured by such action in an amount to be proved at trial, but not less than $17 million. Given the fact that this case was only recently filed and that the time for the General Partner's response to the complaint has not yet expired, the General Partner has not yet responded to this complaint. The General Partner believes, however, that it and the defendant subsidiaries and managed public partnerships have defenses to the plaintiffs' claims for relief, and the General Partner intends to defend this lawsuit vigorously both on its own behalf and on behalf of its subsidiaries and its managed public partnerships.

Item 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibits

              27) Financial Data Schedule

         b)    Reports on Form 8-K

                  Report on Form 8-K  dated  April 7,  1999,  filed on April 15,
             1999, reported that on April 7, 1999, Comcast Corporation completed the acquisition of a controlling interest in the General Partner.

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

                                       CABLE TV FUND 12-A, LTD.
                                       BY:  JONES INTERCABLE, INC.
                                            General Partner



                                       By: /S/ Lawrence S. Smith
                                           -------------------------------------
                                           Lawrence S. Smith
                                           Principal Accounting Officer


                                       By: /S/ Joseph J. Euteneuer
                                           -------------------------------------
                                           Joseph J. Euteneuer
                                           Vice President (Authorized Officer)



Dated:  August 16, 1999