Form 10-Q
period 1999-09-30
CABLE TV FUND 12-A LTD
filed 1999-11-15
CIK 763657

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999.
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to              .


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


                                (215) 665-1700
                                --------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                 No _____
    _____

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS



                                                                     September 30,  December 31,
                     ASSETS                                              1999           1998
                     ------                                          -------------  ------------

Proceeds from sale in interest-bearing escrow account                $   2,701,650  $  2,604,000
                                                                     -------------  ------------
                  Total assets                                       $   2,701,650  $  2,604,000
                                                                     =============  ============

        LIABILITIES AND PARTNERS' CAPITAL
        ---------------------------------

LIABILITIES:
  Accounts payable and accrued liabilities                           $   2,171,796  $    582,822
                                                                     -------------  ------------
                  Total liabilities                                      2,171,796       582,822
                                                                     -------------  ------------
PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                                      1,000         1,000
    Distributions                                                      (29,514,625)  (29,514,625)
    Accumulated earnings                                                29,646,089    30,018,919
                                                                     -------------  ------------

                                                                           132,464       505,294
                                                                     -------------  ------------
  Limited Partners-
    Net contributed capital (104,000 units outstanding
     at September 30, 1999 and December 31, 1998)                       44,619,655    44,619,655
    Distributions                                                     (140,543,875) (140,543,875)
    Accumulated earnings                                                96,321,610    97,440,104
                                                                     -------------  ------------

                                                                           397,390     1,515,884
                                                                     -------------  ------------

                  Total liabilities and partners' capital            $   2,701,650  $  2,604,000
                                                                     =============  ============



           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                  For the Three Months Ended     For the Nine Months Ended
                                                        September 30,                  September 30,
                                                  --------------------------     ---------------------------
                                                      1999         1998              1999          1998
                                                  -----------   ------------     -----------   -------------
REVENUES                                          $     -       $  5,927,227     $     -       $  25,912,544

COSTS AND EXPENSES:
 Operating expenses                                     -          3,786,381           -          14,780,568
 Management fees and allocated overhead
  from General Partner                                  -            630,768           -           2,803,519
 Depreciation and amortization                          -          1,084,242           -           4,748,712
                                                  -----------   ------------     -----------   -------------

OPERATING INCOME                                        -            425,836           -           3,579,745
                                                  -----------   ------------     -----------   -------------

OTHER INCOME (EXPENSE):
 Interest expense                                     (36,918)      (357,811)       (106,731)     (1,177,625)
 Interest income on escrowed proceeds                  29,295          -              87,885         -
 Gain on sale of cable television system                -         90,423,474           -          90,423,474
 Other, net                                            (7,699)       890,952      (1,472,478)        522,865
                                                  -----------   ------------     -----------   -------------
   Total other income
    (expense), net                                    (15,322)    90,956,615      (1,491,324)     89,768,714
                                                  -----------   ------------     -----------   -------------

NET INCOME (LOSS)                                 $   (15,322)  $ 91,382,451     $(1,491,324)  $  93,348,459
                                                  ===========   ============     ===========   =============
ALLOCATION OF NET INCOME (LOSS):
 General Partner                                  $  (358,070)  $ 12,465,343     $  (372,830)  $  12,485,003
                                                  ===========   ============     ===========   =============

 Limited Partners                                 $   342,748   $ 78,917,108     $(1,118,494)  $  80,863,456
                                                  ===========   ============     ===========   =============
NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT                                 $      3.30   $     758.82     $    (10.75)  $      777.53
                                                  ===========   ============     ===========   =============
WEIGHTED AVERAGE NUMBER
 OF LIMITED PARTNERSHIP
 UNITS OUTSTANDING                                    104,000        104,000         104,000         104,000
                                                  ===========   ============     ===========   =============



           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                  For the Nine Months Ended
                                                                        September 30,
                                                          ---------------------------------------
                                                              1999                      1998
                                                          -----------               -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                        $(1,491,324)              $  93,348,459
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                                -                       4,748,712
   Gain on sale of cable television system                      -                     (90,423,474)
   Decrease  in trade receivables                               -                       1,045,587
   Increase in deposits, prepaid expenses and
    deferred charges                                          (97,650)                 (1,044,883)
   Increase (decrease) in accounts payable and accrued
    liabilities and subscriber prepayments                  1,588,974                    (869,162)
                                                          -----------               -------------
     Net cash provided by operating activities                  -                       6,805,239
                                                          -----------               -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment, net                        -                      (4,022,172)
 Proceeds from sale of cable television system, net of
  brokerage fees                                                -                     107,250,000
                                                          -----------               -------------
     Net cash provided by investing activities                  -                     103,227,828
                                                          -----------               -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                       -                          12,225
 Repayment of debt                                              -                      (3,308,020)
 Distribution to General Partner                                -                     (13,713,600)
 Distribution to limited partners                               -                     (93,140,800)
                                                          -----------               -------------
     Net cash used in financing activities                      -                    (110,150,195)
                                                          -----------               -------------
Decrease in cash                                                -                        (117,128)

Cash, beginning of period                                       -                       2,047,098
                                                          -----------               -------------
Cash, end of period                                       $     -                   $   1,929,970
                                                          ===========               =============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                            $     -                   $   1,179,415
                                                          ===========               =============



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

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A, Ltd. (the "Partnership") at September 30, 1999 and December 31, 1998 and its Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998 and its Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998.

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

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in the General Partner for aggregate consideration of $706.3 million. Comcast acquired an additional 1.0 million shares of the General Partner's Class A Common Stock on June 29, 1999 for $50.0 million in a private transaction. Upon completion of these transactions, Comcast owns approximately
13.8 million shares of the General Partner's Class A Common Stock and approximately 2.9 million shares of the General Partner's Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in the General Partner. Comcast has contributed its shares in the General Partner to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock owned by Comcast Cable represent shares having the right to elect approximately 75% of the Board of Directors of the General Partner. The General Partner is now a consolidated public company subsidiary of Comcast Cable.

     In connection with Comcast's acquisition of a controlling interest in the General Partner on April 7, 1999, all of the persons who were executive officers of the General Partner as of that date terminated their employment with the General Partner. The General Partner's Board of Directors has elected new executive officers, each of whom also is an officer of Comcast. As of July 7, 1999, all persons who were employed at the General Partner's former corporate offices in Englewood, Colorado had terminated their employment with the General Partner. The General Partner's corporate offices are now located at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) On December 4, 1998, the Partnership sold the Lake County System and the Orland Park System, its only remaining operating assets, to an unaffiliated party for an aggregate sales price of $86,000,000. The Partnership repaid all of its indebtedness, paid a brokerage fee to The Intercable Group, Ltd., a subsidiary of the General Partner, settled working capital and other closing adjustments, deposited $2,604,000 into an indemnity escrow account and distributed the remaining net sale proceeds to its partners.

     The $2,604,000 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Lake County System and the Orland Park System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $2,171,796 at September 30, 1999, and it will retain the balance to cover the administrative expenses of the Partnership. Although the sale of the Lake County System and the Orland Park System represented the sale of the only remaining operating assets of the Partnership, the Partnership will not be dissolved until after the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

                                       5

(3) The General Partner manages the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The General Partner has not received and will not receive a management fee after December 4, 1998. Management fees for the three and nine month periods ended September 30, 1998 were $296,361 and $1,295,627, respectively.

     The Partnership will continue to reimburse the General Partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such costs were charged to other expense. Reimbursements by the Partnership to the General Partner for overhead and administrative expenses for the three and nine month periods ended September 30, 1999 were $8,185 and $34,140, respectively, compared to $334,407 and $1,507,892, respectively, for the similar 1998 periods.

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

     The $2,604,000 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Lake County System and the Orland Park System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $2,171,796 at September 30, 1999 and it will retain the balance to cover the administrative expenses of the Partnership. Although the sale of the Lake County System and the Orland Park System represented the sale of the only remaining operating assets of the Partnership, the Partnership will not be dissolved until after the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

     Because the Partnership has sold all of its assets and no further distributions are expected to be made, transfers of limited partnership interests would have no economic or practical value. The General Partner therefore has determined, in accordance with the authority granted to it under
Section 3.5 of the Partnership's limited partnership agreement, that it will not process any transfers of limited partnership interests in the Partnership during the remainder of the Partnership's term.

RESULTS OF OPERATIONS
---------------------

     Due to the Partnership's sale of the Orland Park System and Lake County System on December 4, 1998, which were the Partnership's last remaining operating assets, a discussion of results of operations would not be meaningful. Other expense of $1,472,478 incurred in the first nine months of 1999 primarily related to various costs associated with the sale of the Partnership's systems and the administration of the Partnership.

                          Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

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



Dated:  November 12, 1999