Form 10-K
period 1999-12-31
CABLE TV FUND 12-A LTD
filed 2000-03-23
CIK 763657

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from_________to_________

Commission file number:             0-13193

                            CABLE TV FUND 12-A, LTD.
             (Exact name of registrant as specified in its charter)

         Colorado                                    84-0968104
         --------                                    ----------
(State of Organization)                            (IRS Employer
                                                  Identification No.)

c/o Comcast Corporation, 1500 Market Street,        (215) 665-1700
Philadelphia, Pennsylvania 19102-2148               --------------
(Address of principal executive office        (Registrant's telephone no.
and Zip Code)                                    including area code)


        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          Limited Partnership Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

         Yes        x                          No
                  -----                               -----
Aggregate market value of the voting stock held by non-affiliates of the registrant: [Not applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.              _____


                    DOCUMENTS INCORPORATED BY REFERENCE: None

(50073)

         This Annual Report on Form 10-K is for the year ending December 31, 1999. This Annual Report modifies and supersedes documents filed by the Partnership prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows the Partnership to "incorporate by reference" into this Annual Report information that it files with the SEC, which means that the Partnership can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that the Partnership files with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.


                                     PART I.

                                ITEM 1. BUSINESS

         THE PARTNERSHIP. Cable TV Fund 12-A, Ltd. (the "Partnership") is a Colorado limited partnership. Comcast JOIN Holdings, Inc., a Delaware corporation, is the general partner of the Partnership (the "General Partner"). The Partnership was formed for the purpose of acquiring and operating cable television systems.

         The Partnership has sold all of its cable television systems. The Partnership owned and operated the cable television systems serving areas in and around Fort Myers, Florida, until their sale in July 1998. The Partnership also owned and operated the cable television systems serving areas in and around Lake County, Illinois (the "Lake County System") and Orland Park and Park Forest, Illinois (the "Orland Park System"), until their sale in December 1998. Although the sale of the Lake County System and the Orland Park System represented the sale of the only remaining operating assets of the Partnership, the Partnership will not be dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

         NEW GENERAL PARTNER. On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000, as discussed below. As of December 31, 1999, Comcast owned approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.

         In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Partnership. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.

         In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On

March 2, 2000, Jones Intercable was merged into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in this Annual Report to "the General Partner" refer to Comcast JOIN Holdings, Inc. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

         DISPOSITION OF CABLE TELEVISION SYSTEMS. On December 4, 1998, the Partnership sold its Lake County System and its Orland Park System to an unaffiliated party for $86,000,000. From the proceeds of the sales, the Partnership repaid all of its indebtedness, paid a brokerage fee, settled working capital adjustments, deposited $2,604,000 into an interest-bearing indemnity escrow account and distributed the remaining sale proceeds of $63,204,100 to its partners of record as of December 4, 1998. This distribution provided the limited partners, as a group, with $47,403,075, or an approximate return of $456 for each $500 limited partnership interest, or $912 for each $1,000 invested in the Partnership. Pursuant to the terms of the Partnership's limited partnership agreement, Jones Intercable received a general partner distribution of $15,801,025 from the net sale proceeds.

         The $2,604,000 of the sale proceeds placed in the interest-bearing indemnity escrow account remained in escrow from the closing date until December 14, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The escrow period has expired and the Partnership received the escrowed funds plus interest in December 1999 because no claims were made on the escrowed funds by the buyer. From the escrowed funds, the Partnership repaid its remaining liabilities in the first quarter of 2000 and it will hold the balance in reserve to cover the administrative expenses of the Partnership until the Partnership is liquidated and dissolved.

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


                               ITEM 2. PROPERTIES
                               ------------------

         As of December 31, 1999, the Partnership does not own any cable television systems.


                            ITEM 3. LEGAL PROCEEDINGS
                            -------------------------

         In July 1999, Jones Intercable, each of its subsidiaries that serve as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632).

         Plaintiffs allege that certain of them formed a plan to acquire up to 4.9% of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

         In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000.

         Discovery in the case also has begun, and Jones Intercable and the defendant subsidiaries and managed partnerships have responded to the plaintiffs' first set of interrogatories and the plaintiffs' first demand for the production of documents. The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------------

         None.


                                    PART II.
                                    --------

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                ------------------------------------------------
                       AND RELATED SECURITY HOLDER MATTERS
                       -----------------------------------

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 1999, the number of equity security holders in the Partnership was 6,928.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                            For  the  Year  Ended   December 31,
                                      ---------------------------------------------------------------------------

Cable TV Fund 12-A, Ltd.                   1999            1998           1997            1996            1995
------------------------              -----------     ------------   ------------    ------------    ------------

Revenues                              $         --    $ 29,603,007   $ 36,986,475    $ 34,485,280    $ 32,080,534
Depreciation and Amortization                   --       5,435,511      7,152,481       7,279,700       7,146,711
Operating Income                                --       3,599,212      4,830,338       2,749,310       2,369,663
Net Income (Loss)                       (1,514,191)    160,130,348(a)   3,044,075         988,478         379,266
Net Income (Loss) per Limited
    Partnership Unit                        (10.92)       1,247.91(a)       28.98            9.41            3.61
Weighted Average Number of Limited
    Partnership Units Outstanding          104,000         104,000        104,000         104,000         104,000
General Partner's Capital (Deficit)        126,747         505,294       (328,014)       (358,455)       (368,340)
Limited Partners' Capital                  380,240       1,515,884     12,277,344       9,263,710       8,285,117
Total Assets                             2,725,686       2,604,000     37,049,738      38,472,570      36,825,106
Debt                                            --              --     23,272,240      27,179,908      26,736,382
Jones Intercable Advances                2,218,699         582,822             --              --         373,311


(a) Net income resulted primarily from the sales of the Lake County System and the Orland Park System in December 1998 and the Fort Myers System in July 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------


         The following discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties.

FINANCIAL CONDITION
-------------------

         The Partnership sold the Lake County System and the Orland Park System, its only remaining operating assets, in December 1998. From the proceeds of the sales, the Partnership repaid all of its indebtedness, paid a brokerage fee, settled working capital adjustments, deposited $2,604,000 into an interest-bearing indemnity escrow account and distributed the remaining net sale proceeds to its partners.

         The $2,604,000 of the sale proceeds placed in an interest-bearing indemnity escrow account remained in escrow until December 14, 1999, as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. No claims were made on the escrowed funds by the buyer. The escrowed funds plus interest, which totaled $2,725,686, were returned to the Partnership in December 1999. From the escrowed funds, the Partnership repaid its remaining liabilities, which totaled $2,218,699 at December 31, 1999, during the first quarter of 2000 and it will retain the balance to cover the administrative expenses of the Partnership. The Partnership will not be dissolved until after the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

RESULTS OF OPERATIONS
---------------------

         The Partnership conducted no operations in 1999; therefore, a discussion of results of operations would not be meaningful. Other expense of $1,495,373 incurred during 1999 primarily related to various costs associated with the sale of the Partnership's systems and the administration of the Partnership.


ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

         The audited financial statements of the Partnership for the year ended December 31, 1999 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Cable TV Fund 12-A, Ltd.:

         We have audited the accompanying balance sheets of CABLE TV FUND 12-A, LTD. (a Colorado limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-A, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                            ARTHUR ANDERSEN LLP


Denver, Colorado,
  March 3, 2000.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                      December 31,
                                                            ------------------------------
                  ASSETS                                         1999            1998
                  ------                                    -------------    -------------

CASH                                                        $   2,725,686    $          --

PROCEEDS FROM SALE IN INTEREST-BEARING ESCROW ACCOUNT                  --        2,604,000
                                                            -------------    -------------

                  Total assets                              $   2,725,686    $   2,604,000
                                                            =============    =============



                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------

LIABILITIES:
  Jones Intercable advances                                 $   2,218,699    $     582,822
                                                            -------------    -------------

                  Total liabilities                             2,218,699          582,822
                                                            -------------    -------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

PARTNERS' CAPITAL:
  General Partner-
    Contributed capital                                             1,000            1,000
    Distributions                                             (29,514,625)     (29,514,625)
    Accumulated earnings                                       29,640,372       30,018,919
                                                            -------------    -------------

                                                                  126,747          505,294
                                                            -------------    -------------

  Limited Partners-
    Net contributed capital (104,000 units outstanding at
      December 31, 1999 and 1998)                              44,619,655       44,619,655
    Distributions                                            (140,543,875)    (140,543,875)
    Accumulated earnings                                       96,304,460       97,440,104
                                                            -------------    -------------

                                                                  380,240        1,515,884
                                                            -------------    -------------

                  Total liabilities and partners' capital   $   2,725,686    $   2,604,000
                                                            =============    =============



                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                               For the Year Ended December 31,
                                                      -----------------------------------------------

                                                           1999             1998             1997
                                                      ------------     -------------    -------------

REVENUES                                              $         --     $  29,603,007    $  36,986,475

COSTS AND EXPENSES:
  Operating expenses                                            --        17,285,682       21,035,811
  Management fees and allocated overhead
   from Jones Intercable                                        --         3,282,602        3,967,845
  Depreciation and amortization                                 --         5,435,511        7,152,481
                                                      ------------     -------------    -------------

OPERATING INCOME                                                --         3,599,212        4,830,338
                                                      ------------     -------------    -------------

OTHER INCOME (EXPENSE):
  Interest expense                                        (140,504)       (1,408,822)      (1,765,957)
  Interest income on escrowed proceeds                     121,686                --               --
  Gain on sales of cable television systems                     --       157,796,552               --
  Other, net                                            (1,495,373)          143,406          (20,306)
                                                      ------------     -------------    -------------

                  Total other income (expense), net     (1,514,191)      156,531,136       (1,786,263)
                                                      ------------     -------------    -------------

NET INCOME (LOSS)                                     $ (1,514,191)    $ 160,130,348    $   3,044,075
                                                      ============     =============    =============

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                     $   (378,547)    $  30,347,933    $      30,441
                                                      ============     =============    =============

  Limited Partners                                    $ (1,135,644)    $ 129,782,415    $   3,013,634
                                                      ============     =============    =============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT        $     (10.92)    $    1,247.91    $       28.98
                                                      ============     =============    =============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                            104,000           104,000          104,000
                                                      ============     =============    =============


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                             (A Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                    -----------------------------------------


                                                                     For the Year Ended December 31,
                                             -------------------------------------------------------------------------
                                                   1999                         1998                           1997
                                             -------------                 -------------                 -------------

GENERAL PARTNER:
  Balance, beginning of year                 $     505,294                 $    (328,014)                $    (358,455)
  Distributions                                         --                   (29,514,625)                           --
  Net income (loss) for year                      (378,547)                   30,347,933                        30,441
                                             -------------                 -------------                 -------------

  Balance, end of year                       $     126,747                 $     505,294                 $    (328,014)
                                             =============                 =============                 =============
LIMITED PARTNERS:
  Balance, beginning of year                 $   1,515,884                 $  12,277,344                 $   9,263,710
  Distributions                                         --                  (140,543,875)                           --
  Net income (loss) for year                    (1,135,644)                  129,782,415                     3,013,634
                                             -------------                 -------------                 -------------

  Balance, end of year                       $     380,240                 $   1,515,884                 $  12,277,344
                                             =============                 =============                 =============


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                                                        For the Year Ended December 31,
                                                                                 -----------------------------------------------
                                                                                      1999            1998              1997
                                                                                 -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $  (1,514,191)   $ 160,130,348    $   3,044,075
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                         --        5,435,511        7,152,481
      Gain on sales of cable television systems                                             --     (157,796,552)              --
      Decrease (increase) in trade receivables                                              --        1,197,527         (512,075)
      Decrease (increase) in deposits, prepaid expenses and
        other assets                                                                        --              497         (667,749)
      Decrease in accounts payable, accrued
        liabilities and subscriber prepayments                                              --       (1,828,168)        (559,239)
      Increase in Jones Intercable advances                                          1,635,877          582,822               --
                                                                                 -------------    -------------    -------------

                  Net cash provided by operating activities                            121,686        7,721,985        8,457,493
                                                                                 -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                                   --       (4,924,343)      (6,405,819)
  Proceeds from sale of cable television systems, net of escrow
    and brokerage fees                                                                      --      188,496,000               --
  Decrease in proceeds from sale in escrow                                           2,604,000               --               --
  Franchise renewal costs                                                                   --          (10,000)        (131,550)
                                                                                 -------------    -------------    -------------

                  Net cash provided by (used in) investing activities                2,604,000      183,561,657       (6,537,369)
                                                                                 -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                  --          130,619          237,422
  Repayment of debt                                                                         --      (23,402,859)      (4,145,090)
  Distribution to Jones Intercable                                                          --      (29,514,625)              --
  Distribution to limited partners                                                          --     (140,543,875)              --
                                                                                 -------------    -------------    -------------

                  Net cash used in financing activities                                     --     (193,330,740)      (3,907,668)
                                                                                 -------------    -------------    -------------

Increase (decrease) in cash                                                          2,725,686       (2,047,098)      (1,987,544)

Cash, beginning of year                                                                     --        2,047,098        4,034,642
                                                                                 -------------    -------------    -------------

Cash, end of year                                                                $   2,725,686    $          --    $   2,047,098
                                                                                 =============    =============    =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                  $          --    $   1,539,441    $   1,949,049
                                                                                 =============    =============    =============

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

                            CABLE TV FUND 12-A, LTD.
                            ------------------------
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

         Cable TV Fund 12-A, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on January 2, 1985, under a public program sponsored by Jones Intercable, Inc. ("Jones Intercable"). The Partnership was formed to acquire, construct, develop and operate cable television systems. The Partnership owned and operated the cable television systems serving areas in and around Ft. Myers, Florida (the "Fort Myers System"), until their sale in July 1998. The Partnership also owned and operated the cable television systems serving areas in and around Lake County, Illinois (the "Lake County System") and Orland Park and Park Forest, Illinois (the "Orland Park System"), until their sale in December 1998. The Partnership will not be dissolved until after the pending litigation in which the Partnership is a named defendant has been resolved and terminated. (See Note 5)

         New General Partner

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the Partnership's general partner until March 2, 2000, as discussed below. As of December 31, 1999, Comcast owned approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.

         In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Partnership. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.

         In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast JOIN Holdings, Inc. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

         Sales of Cable Television Systems

         On December 4, 1998, the Partnership sold the Lake County System and the Orland Park System, its only remaining operating assets, to an unaffiliated party for an aggregate sales price of $86,000,000. From the proceeds of the sales, the Partnership repaid all of its indebtedness, including $19,912,500 borrowed under its term loan, paid a brokerage fee of $2,150,000 to The Intercable Group, Ltd. ("The Intercable Group"), a subsidiary of Jones Intercable, settled working capital adjustments, deposited $2,604,000 into an interest-bearing indemnity escrow account and distributed the remaining net sale proceeds of $63,204,100 to its partners. Pursuant to the terms of the Partnership's limited partnership agreement, because the limited partners already had received a return of their initial capital contributions, the net sale proceeds were allocated 75 percent to the limited partners ($47,403,075) and 25 percent to Jones Intercable ($15,801,025). The limited partner distribution of $47,403,075, provided the Partnership's limited partners an approximate return of $456 for each $500 limited partnership interest, or $912 for each $1,000 invested in the Partnership.

         The $2,604,000 of the sale proceeds placed in an interest-bearing indemnity escrow account remained in escrow until December 14, 1999, as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. No claims were made on the escrowed funds by the buyer. The escrowed funds plus interest, which totaled $2,725,686, were returned to the Partnership in December 1999. From the escrowed funds, the Partnership repaid its remaining liabilities, which totaled $2,218,699 at December 31, 1999, during the first quarter of 2000, and it will retain the balance to cover the administrative expenses of the Partnership.

         On July 15, 1998, the Partnership sold the Fort Myers System to an unaffiliated cable television system operator for an aggregate sales price of $110,000,000. From the sale proceeds, the Partnership paid a brokerage fee to The Intercable Group, totaling $2,750,000, settled working capital adjustments and distributed the remaining net sale proceeds of $106,854,400 to its partners of record as of the closing date of the sale of the Fort Myers System. Pursuant to the terms of the Partnership's limited partnership agreement, from the net sale proceeds the Partnership first returned to the limited partners the capital they initially contributed to the Partnership ($52,000,000) and the remainder was allocated 75 percent to the limited partners ($41,140,800) and 25 percent to Jones Intercable ($13,713,600). The limited partner distribution of $93,140,800, which was made in August 1998, provided the Partnership's limited partners an approximate return of $895 for each $500 limited partnership interest, or $1,790 for each $1,000 invested in the Partnership.

         Contributed Capital
         -------------------

         The capitalization of the Partnership is set forth in the accompanying statements of partners' capital (deficit). No limited partner is obligated to make any additional contributions to partnership capital.

         The general partner purchased its interest in the Partnership by contributing $1,000 to partnership capital.

         All profits and losses of the Partnership were allocated 99 percent to the limited partners and 1 percent to the general partner, except for income or gain from the sale or disposition of cable television properties, which was allocated to the partners based upon the formula set forth in the Partnership Agreement, and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Accounting Records
         ------------------

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

         Reclassifications
         -----------------

         Certain prior years amounts were reclassified to conform to the 1999 presentation.

(3)      TRANSACTIONS WITH JONES INTERCABLE AND AFFILIATES
         -------------------------------------------------

         Brokerage Fees
         --------------

         The Intercable Group performed brokerage services for the Partnership. For brokering the sale of the Lake County System and the Orland Park System in December 1998, The Intercable Group earned $2,150,000, or 2.5 percent of the sales price. For brokering the sale of the Fort Myers System in July 1998, The Intercable Group earned $2,750,000, or 2.5 percent of the sales price.

         Management Fees, Distribution Ratios and Reimbursements
         -------------------------------------------------------

         Jones Intercable managed the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Jones Intercable did not receive a management fee after December 4, 1998. Management fees for the years ended December 31, 1998 and 1997 were $1,480,150 and $1,849,324, respectively.

         Any distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and 1 percent to the general partner. Any distributions other than interest income on limited partner subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made as follows: first, to the limited partners in an amount which, together with all prior distributions, will equal 100 percent of the amount initially contributed to the Partnership capital by the limited partners; the balance, 75 percent to the limited partners and 25 percent to the general partner.

         The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television systems. Subsequent to the sale of the Partnership's final cable television system, such costs were charged to other expense. Reimbursements by the Partnership to Jones Intercable for overhead and administrative expenses were $44,452, $1,802,452 and $2,118,521 in 1999, 1998 and 1997, respectively.

         The Partnership was charged interest during 1999 at an average interest rate of 7.18 percent on the amounts due Jones Intercable, which approximated Jones Intercable's weighted average cost of borrowing. Total interest charged to the Partnership by Jones Intercable was $140,504, $8,484 and $10,621 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Payments to/from Affiliates for Programming Services
         ----------------------------------------------------

         Prior to the sales of its cable television systems in 1998, the Partnership received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which were affiliates of Jones Intercable until April 7, 1999 (see Note 1).

         Payments to Superaudio totaled $51,538 and $56,338 in 1998 and 1997, respectively. Payments to Knowledge TV, Inc. totaled $53,628 and $62,670 in 1998 and 1997, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $42,153 in 1997. Payments to Great American Country, Inc. totaled $53,628 and $66,264 in 1998 and 1997, respectively.

         Prior to the sales of its cable television systems in 1998, the Partnership received a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership totaling $64,420 and $99,103 in 1998 and 1997, respectively.

(4)      INCOME TAXES
         ------------

         Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The federal and state income tax returns of the Partnership are prepared and filed by Jones Intercable.

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

(5)      COMMITMENTS AND CONTINGENCIES
         -----------------------------

              In July 1999, Jones Intercable, each of its subsidiaries that serve as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632).

         Plaintiffs allege that certain of them formed a plan to acquire up to
4.9 percent of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

         In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs' leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000.

         Discovery in the case also has begun, and Jones Intercable and the defendant subsidiaries and managed partnerships have responded to the plaintiffs' first set of interrogatories and the plaintiffs' first demand for the production of documents. The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.

(6)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION
         -----------------------------------------

         Supplementary profit and loss information is presented below:

                                                                   For the Year Ended December 31,
                                                         -------------------------------------------------
                                                            1999             1998                  1997
                                                         ---------        ----------            ----------

Maintenance and repairs                                  $       -        $  200,915            $  327,787
                                                         =========        ==========            ==========

Taxes, other than income and payroll taxes               $       -        $  340,306            $  453,498
                                                         =========        ==========            ==========

Advertising                                              $       -        $  284,397            $  390,116
                                                         =========        ==========            ==========

Depreciation of property, plant and equipment            $       -        $5,095,270            $6,569,840
                                                         =========        ==========            ==========


Amortization of intangible assets                        $       -        $  340,241            $  582,641
                                                         =========        ==========            ==========

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            --------------------------------------------------------
                       ACCOUNTING AND FINANCIAL DISCLOSURE
                       -----------------------------------

         None.

                                    PART III.
                                    ---------

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           -----------------------------------------------------------

         The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.

         RALPH J. ROBERTS is Chairman of the General Partner's Board of Directors. Mr. Roberts served as Chairman of Jones Intercable, Inc.'s Board of Directors from April 1999 until its merger with the General Partner in March 2000. Mr. Roberts has served as a director of Comcast Corporation and as the Chairman of its Board of Directors for more than five years. Mr. Roberts has been the President and a director of Sural Corporation, a privately held investment company that is Comcast Corporation's controlling shareholder, for more than five years. Mr. Roberts is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. Mr. Roberts is the father of Brian L. Roberts. He is 80 years old.

         BRIAN L. ROBERTS is President and a director of the General Partner. Mr. Roberts served as President and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Roberts has served as the President and as a director of Comcast Corporation for more than five years. Mr. Roberts also serves as Vice President and as a director of Sural Corporation. He also is a director of Comcast Cable Communications, Inc., Comcast LCI Holdings, Inc., At Home Corporation and The Bank of New York Company, Inc. Mr. Roberts is a son of Ralph J. Roberts. He is 40 years old.

         LAWRENCE S. SMITH is Executive Vice President and a director of the General Partner. Mr. Smith served as an Executive Vice President and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Smith has served as an Executive Vice President of Comcast Corporation since December 1995. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Smith is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. He is 52 years old.

         STANLEY L. WANG is Executive Vice President and Secretary and a director of the General Partner. Mr. Wang served as Senior Vice President and Secretary and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Wang has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Wang also has served as Secretary of Comcast Corporation for more than five years. Mr. Wang is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. He is 59 years old.

         JOHN R. ALCHIN is Executive Vice President and Treasurer of the General Partner. Mr. Alchin served as Senior Vice President and Treasurer and a director of Jones Intercable, Inc. from April 1999 until its merger with the General Partner in March 2000. Mr. Alchin has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Alchin also has served as Treasurer of Comcast Corporation for more than five years. Mr. Alchin is the Principal Financial Officer of the General Partner and of Comcast Corporation. He is 51 years old.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Each of the directors and executive officers of the General Partner were directors and executive officers of Jones Intercable prior to its merger with the General Partner on March 2, 2000. Jones Intercable was the general partner of the Partnership prior to March 2, 2000. These persons became directors and executive officers of Jones Intercable on April 7, 1999, the date Comcast acquired a controlling interest in Jones Intercable. These persons failed to file on a timely basis reports disclosing their ownership of limited partnership interests of the Partnership as required by Section 16(a) of the Securities

Exchange Act of 1934. The reports, when filed, disclosed that these persons own no limited partnership interests of the Partnership.


                         ITEM 11. EXECUTIVE COMPENSATION
                         -------------------------------

         The Partnership has no employees; however, various personnel are required to administer the financial, tax and legal affairs of the Partnership and to maintain the books and records of the Partnership. Such personnel are employed by Comcast and, pursuant to the terms of the limited partnership agreement of the Partnership, the costs of such employment are charged by Comcast to the Partnership. See ITEM 13.

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
      ---------------------------------------------------------------------

         As of December 31, 1999, no person or entity owned more than 5% of the limited partnership interests of the Partnership.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -------------------------------------------------------

         The Partnership reimburses its general partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, tax, accounting, legal and investor relations services to the Partnership. The Partnership will continue to reimburse its general partner for actual time spent on Partnership business by employees of Comcast until the Partnership is liquidated and dissolved. During the year ended December 31, 1999, such reimbursements totaled $44,452.

         The Partnership is charged interest on amounts advanced by its general partner. The interest rate in 1999 was at an average of 7.18%, which approximated Jones Intercable's weighted average cost of borrowing. During the year ended December 31, 1999, such interest charges totaled $140,504.

         The Partnership paid no management fees or brokerage fees or programming services fees to affiliates during 1999 and it is expected that the Partnership will never again pay management fees or brokerage fees or programming service fees.

                                    PART IV.
                                    --------

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
    ------------------------------------------------------------------------


(a)   1.                See index to financial statements for the list of
                        financial statements and exhibits thereto filed as part of this report.

      3.                The following exhibits are filed herewith:

      4.1 Limited Partnership Agreement for Cable TV Fund 12-A, Ltd. (Incorporated by reference from the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.)

      27                Financial Data Schedule

(b)                     Reports on Form 8-K

                        None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania.


                                  CABLE TV FUND 12-A, LTD.,
                                  a Colorado limited partnership
                                  By:     Comcast JOIN Holdings, Inc.,
                                          a Delaware corporation, its general
                                          partner


                                  By:     /s/ Brian L. Roberts
                                          -----------------------------------
                                          Brian L. Roberts
Dated:        March 22, 2000              President; Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                  By:     /s/ Ralph J. Roberts
                                          ------------------------------------
                                          Ralph J. Roberts
Dated:        March 22, 2000              Chairman; Director


                                  By:     /s/ Brian L. Roberts
                                          ------------------------------------
                                          Brian L. Roberts
                                          President; Director
Dated:        March 22, 2000              (Principal Executive Officer)


                                  By:     /s/ Lawrence S. Smith
                                          ------------------------------------
                                          Lawrence S. Smith
Dated:        March 22, 2000              Executive Vice President; Director


                                  By:     /s/ Stanley L. Wang
                                          ------------------------------------
                                          Stanley L. Wang
Dated:        March 22, 2000              Executive Vice President; Secretary;
                                          Director


                                  By:     /s/ John R. Alchin
                                          ------------------------------------
                                          John R. Alchin
                                          Executive Vice President; Treasurer
Dated:        March 22, 2000              (Principal Financial Officer)


                                  By:     /s/ Lawrence J. Salva
                                          ------------------------------------
                                          Lawrence J. Salva
                                          Senior Vice President
Dated:        March 22, 2000              (Principal Accounting Officer)