Form 10-Q
period 2000-03-31
CABLE TV FUND 12-A LTD
filed 2000-05-15
CIK 763657

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

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

Yes   X                                                                 No _____
    -----

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                        March 31,                December 31,
                              ASSETS                                       2000                      1999
                              ------                                -------------------       -------------------
Cash                                                                $        2,725,686        $        2,725,686
                                                                    -------------------       -------------------

          Total assets                                              $        2,725,686        $        2,725,686
                                                                    ===================       ===================


                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------

LIABILITIES:
  Advances from affiliates                                          $        2,250,184        $        2,218,699
                                                                    -------------------       -------------------

          Total liabilities                                                  2,250,184                 2,218,699
                                                                    -------------------       -------------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                                         1,000                     1,000
     Distributions                                                         (29,514,625)              (29,514,625)
     Accumulated earnings                                                   29,632,501                29,640,372
                                                                    -------------------       -------------------

                                                                               118,876                   126,747
                                                                    -------------------       -------------------

Limited Partners-
  Net contributed capital (104,000 units outstanding
    at March 31, 2000 and December 31, 1999)                                44,619,655                44,619,655
  Distributions                                                           (140,543,875)             (140,543,875)
  Accumulated earnings                                                      96,280,846                96,304,460
                                                                    -------------------       -------------------

                                                                               356,626                   380,240
                                                                    -------------------       -------------------

          Total liabilities and partners' capital                   $        2,725,686        $        2,725,686
                                                                    ===================       ===================

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                                              For the Three Months Ended
                                                                                       March 31,
                                                                    ---------------------------------------------

                                                                           2000                      1999
                                                                    -------------------       -------------------
OTHER INCOME (EXPENSE):
  Interest expense                                                  $                -        $          (29,012)
  Interest income                                                                    -                    44,185
  Other, net                                                                   (31,485)                 (751,916)
                                                                    -------------------       -------------------

          Total other income (expense), net                                    (31,485)                 (736,743)
                                                                    -------------------       -------------------

NET LOSS                                                            $          (31,485)       $         (736,743)
                                                                    ===================       ===================

ALLOCATION OF NET LOSS:
  General Partner                                                   $           (7,871)       $           (7,367)
                                                                    ===================       ===================

  Limited Partners                                                  $          (23,614)       $         (729,376)
                                                                    ===================       ===================

NET LOSS PER LIMITED PARTNERSHIP UNIT                               $            (0.23)       $            (7.01)
                                                                    ===================       ===================

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                104,000                   104,000
                                                                    ===================       ===================

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                              For the Three Months Ended
                                                                                      March 31,
                                                                    ---------------------------------------------

                                                                           2000                      1999
                                                                    -------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $          (31,485)       $         (736,743)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
          Increase in proceeds from sale in escrow                                   -                   (39,060)
          Increase in accounts payable and
            accrued liabilities and subscriber prepayments                           -                   438,973
          Increase in advances from affiliates                                  31,485                   336,830
                                                                    -------------------       -------------------

          Net cash provided by operating activities                                  -                         -
                                                                    -------------------       -------------------

Net change in cash                                                                   -                         -

Cash, beginning of period                                                    2,725,686                         -
                                                                    -------------------       -------------------

Cash, end of period                                                 $        2,725,686        $                -
                                                                    ===================       ===================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $                -        $                -
                                                                    ===================       ===================

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

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A, Ltd. (the "Partnership") at March 31, 2000 and December 31, 1999 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 2000 and 1999. Certain prior year amounts were reclassified to conform to the 2000 presentation.

     The Partnership has sold all of its cable television systems. The Partnership will not be dissolved until after the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast JOIN Holdings, Inc. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to other expense on the Statements of Operations. Reimbursements by the Partnership to its general partner for administrative expenses for the three month periods ended March 31, 2000 and 1999 were $20,070 and $11,414, respectively.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     The Partnership has sold all of its cable television systems. The Partnership will be dissolved after the pending litigation in which the Partnership is a named defendant has been resolved and terminated. In April 2000, the Partnership used its cash on hand to repay advances from affiliates, leaving the Partnership with approximately $500,000 to fund its future obligations.

RESULTS OF OPERATIONS
---------------------

     The Partnership has sold all of its cable television systems. Other expense of $31,485 incurred in the first quarter of 2000 related to various costs associated with the administration of the Partnership.

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


                                        CABLE TV FUND 12-A, LTD.
                                        BY:  COMCAST JOIN HOLDINGS, INC.
                                             General Partner



                                        By:  /S/ Lawrence J. Salva
                                             -----------------------------------
                                             Lawrence J. Salva
                                             Senior Vice President
                                             (Principal Accounting Officer)






Dated:  May 15, 2000