Form 10-Q
period 2000-09-30
CABLE TV FUND 12-A LTD
filed 2000-11-14
CIK 763657

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000
                               ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to  _______________

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

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                       September 30,             December 31,
                               ASSETS                                       2000                     1999
                               ------                                -------------------      --------------------
Cash                                                                 $           497,713      $          2,725,686
                                                                     -------------------      --------------------

          Total assets                                               $           497,713      $          2,725,686
                                                                     ===================      ====================


                 LIABILITIES AND PARTNERS' CAPITAL
                 ---------------------------------

LIABILITIES:
  Accrued liabilities                                                $            48,035      $                  -

  Advances from affiliates                                                        51,170                 2,218,699
                                                                     -------------------      --------------------

          Total liabilities                                                       99,205                 2,218,699
                                                                     -------------------      --------------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                                           1,000                     1,000
     Distributions                                                           (29,514,625)              (29,514,625)
     Accumulated earnings                                                     29,613,252                29,640,372
                                                                     -------------------      --------------------

                                                                                  99,627                   126,747
                                                                     -------------------      --------------------

Limited Partners-
  Net contributed capital (104,000 units outstanding
    at September 30, 2000 and December 31, 1999)                              44,619,655                44,619,655
  Distributions                                                             (140,543,875)             (140,543,875)
  Accumulated earnings                                                        96,223,101                96,304,460
                                                                     -------------------      --------------------

                                                                                 298,881                   380,240
                                                                     -------------------      --------------------

          Total liabilities and partners' capital                    $           497,713      $          2,725,686
                                                                     ===================      ====================


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------


                                                      For the Three Months Ended               For the Nine Months Ended
                                                             September 30,                           September 30,
                                                  ------------------------------------   --------------------------------------
                                                        2000               1999                2000                1999
                                                  -----------------  -----------------   -----------------  -------------------
OTHER INCOME (EXPENSE):
  Interest expense                                $          (1,040) $         (36,918)  $          (1,886) $          (106,731)
  Interest income                                             8,129             34,420              18,354               93,010
  Other, net                                                (69,416)           (12,824)           (124,947)          (1,477,603)
                                                  -----------------  -----------------   -----------------  -------------------

          Total other income (expense), net                 (62,327)           (15,322)           (108,479)          (1,491,324)
                                                  -----------------  -----------------   -----------------  -------------------

NET LOSS                                          $         (62,327) $         (15,322)  $        (108,479) $        (1,491,324)
                                                  =================  =================   =================  ===================

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                 $         (15,582) $        (358,070)  $         (27,120) $          (372,830)
                                                  =================  =================   =================  ===================

  Limited Partners                                $         (46,745) $         342,748   $         (81,359) $        (1,118,494)
                                                  =================  =================   =================  ===================


NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                $           (0.45) $            3.30   $           (0.78) $            (10.75)
                                                  =================  =================   =================  ===================

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                               104,000            104,000             104,000              104,000
                                                  =================  =================   =================  ===================


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                     ---------------------------------------------
                                                                            2000                     1999
                                                                     -------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $          (108,479)     $         (1,491,324)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
          Increase in proceeds from sale in escrow                                     -                   (97,650)
          Increase in accounts payable and
            accrued liabilities and subscriber prepayments                        48,035                   866,537
          Increase (decrease) in advances from affiliates                     (2,167,529)                  722,437
                                                                     -------------------      --------------------

          Net cash used in operating activities                               (2,227,973)                        -
                                                                     -------------------      --------------------

Decrease in cash                                                              (2,227,973)                        -

Cash, beginning of period                                                      2,725,686                         -
                                                                     -------------------      --------------------

Cash, end of period                                                  $           497,713      $                  -
                                                                     ===================      ====================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                      $            84,194      $                  -
                                                                     ===================      ====================

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

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-A, Ltd. (the "Partnership") at September 30, 2000 and December 31, 1999, its Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999 and its Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

        The Partnership has sold all of its cable television systems. The Partnership's only current asset is cash on hand. It is anticipated that the Partnership will be fully liquidated and dissolved by December 31, 2000.

        Prior to its dissolution, the Partnership will accrue funds to cover its remaining administrative costs. All cash remaining after such accrual is made will be distributed to the Partnership's partners pursuant to the distribution procedures established by the Partnership's limited partnership agreement. It is expected that all limited partners will receive final distribution checks from the Partnership before the end of December 2000.

        On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., ("Comcast Cable"), another wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to
Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to other expense on the Statements of Operations. Reimbursements by the Partnership to its general partner for administrative expenses for the three and nine month periods ended September 30, 2000 were $11,709 and $45,469, respectively, compared to $8,185 and $34,140, respectively, for the similar 1999 periods.

                           CABLE TV FUND 12-A, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

        The Partnership has sold all of its cable television systems. The Partnership's only current asset is cash on hand. It is anticipated that the Partnership will be fully liquidated and dissolved by December 31, 2000.

        Prior to its dissolution, the Partnership will accrue funds to cover its remaining administrative costs. All cash remaining after such accrual is made will be distributed to the Partnership's partners pursuant to the distribution procedures established by the Partnership's limited partnership agreement. It is expected that all limited partners will receive final distribution checks from the Partnership before the end of December 2000.

        The Partnership's current and periodic reporting obligations under the Securities Exchange Act of 1934, as amended, and the Partnership's quarterly and annual reporting obligations under Section 3.7 of the Partnership's limited partnership agreement will cease upon the Partnership's termination. As a result, it is expected that this quarterly report on SEC Form 10-Q for the quarter ended September 30, 2000 will be the Partnership's final detailed financial report to limited partners.

        During the first quarter of 2001, the General Partner will deliver final tax reports on Form 1065, Schedule K-1 to all limited partners of record as of the date of the Partnership's dissolution. If, as expected, the Partnership is dissolved before the end of 2000, the Partnership and its partners will have no tax reporting obligations beyond the taxable year 2000.

RESULTS OF OPERATIONS
---------------------

        The Partnership has sold all of its cable television systems. Other expense of $124,947 incurred in the first nine months of 2000 related to various costs associated with the administration and liquidation of the Partnership.

                          Part II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         The Partnership and the General Partner are among the defendants in a case captioned Everest Cable Investors, LLC, et al., plaintiffs v. Jones
               ---------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632). The case was originally filed in July 1999. Subsequently, demurrers were sustained as to a substantial portion of the action, and the court did not allow the plaintiffs to seek to amend and re-file their claims. As a result, the plaintiffs elected to appeal the ruling of the trial court as to the validity of their claims which had been dismissed. While the appeal is pending, the trial court agreed to the parties' joint request to stay the portion of the action that was not dismissed by the trial court when it sustained the demurrers.

         The Partnership has continued in existence since the sale of its cable television system assets. The General Partner has determined, however, that it is in the best interests of the Partnership and its limited partners to liquidate and dissolve the Partnership before the end of the year 2000.

         Although, prior to its dissolution, the Partnership will accrue funds to pay for its remaining administrative expenses, the Partnership will not accrue funds to cover its potential liabilities related to this litigation. Instead, the General Partner will remain liable for the Partnership's liabilities, if any, related to this case.




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

                                         CABLE TV FUND 12-A, LTD.
                                         BY:  COMCAST CABLE COMMUNICATIONS, INC.
                                              General Partner



                                         By:  /S/ Lawrence J. Salva
                                              ---------------------------------
                                              Lawrence J. Salva
                                              Senior Vice President
                                              (Principal Accounting Officer)






Dated: November 14, 2000